Form 10-Q
period 1997-01-31
AMERICAN INTERNATIONAL CONSOLIDATED INC
filed 1997-05-02
CIK 1020167

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended January 31, 1997

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from _________ to _________

         Commission file number 333-9583

                    AMERICAN INTERNATIONAL CONSOLIDATED INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     76-0145668
 -------------------------------             -----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

       14603 Chrisman, Houston, Texas                    77039
   --------------------------------------               --------
  (Address of principal executive offices)             (Zip Code)

                                 (281) 449-9000
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     No X                        (Although the  registrant has filed all
                                    required reports, it has been subject to the filing requirements only since March 13, 1997.)

As of April 30, 1997, the Registrant had outstanding 2,900,100 shares of its common stock, par value $.001.

                    AMERICAN INTERNATIONAL CONSOLIDATED INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED JANUARY 31, 1997

                                      INDEX
                                      -----

                                                                      Page No.

Part I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
           April 30, 1996 and January 31, 1997 (unaudited)...............3

         Condensed Consolidated Statements of Operations
           for each of the three months and nine months
           ended January 31, 1996 and 1997 (unaudited)...................4

         Condensed Consolidated Statements of Cash Flows
           for each of the nine months ended
           January 31, 1996 and 1997 (unaudited).........................5

         Notes to Condensed Consolidated Financial Statements............7

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................11

Part II -- OTHER INFORMATION

Item 5.  Other Information..............................................14

Item 6.  Exhibits and Reports on Form 8-K...............................14


                                     PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
        ---------------------

                                  AMERICAN INTERNATIONAL CONSOLIDATED INC.
                                                AND SUBSIDIARIES


                                   Condensed Consolidated Balance Sheets


                                                                        April 30,        January 31,
                                                                          1996               1997
                                                                       -----------       -----------
                                                                                         (unaudited)
                                             ASSETS
                                             ------
Current assets:
    Cash                                                               $   265,949       $   168,880
    Accounts receivable:
       Contracts, less allowance for
         doubtful accounts                                               4,874,421         4,087,725
       Employee                                                             26,543            13,323
    Costs and estimated earnings in excess of
       billings on uncompleted contracts                                   645,420           973,523
    Other current assets                                                   131,725           335,231
                                                                       -----------       -----------
          Total current assets                                           5,944,058         5,578,682
                                                                       -----------       -----------

Property and equipment, net                                              1,185,841         1,190,147
Other assets                                                               216,184           431,419
                                                                       -----------       -----------

          Total assets                                                 $ 7,346,083       $ 7,200,248
                                                                       ===========       ===========


                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                             ----------------------------------------------
Current liabilities:
    Note payable to financial institutions                             $      --         $      --
    Notes payable to stockholders, net of discount                            --             199,998
    Current portion of long-term debt and capital
       lease obligation                                                    552,264         2,240,546
    Accounts payable                                                     3,826,207         5,401,016
    Accrued payroll and related expenses                                   108,970            72,703
    Billings in excess of costs and estimated
       earnings on uncompleted contracts                                   261,319           257,167
    Other current liabilities                                              358,524           256,648
                                                                       -----------       -----------
          Total current liabilities                                      5,107,284         8,428,078
                                                                       -----------       -----------

Long-term debt, net of current portion                                   2,400,005           319,483
Capital lease obligation, net of current portion                            22,287            38,732
Other liabilities                                                           37,000            37,000
                                                                       -----------       -----------

          Total liabilities                                              7,566,576         8,823,293

Contingencies (Note 5)
Stockholders' equity (deficit):
    Preferred stock, $1.00 par value; 1,000,000 shares
       authorized; none issued                                                --                --
    Common stock, $.001 par value; 20,000,000 shares
       authorized; 2,400,000 shares issued and outstanding                   2,400             2,900
       at April 30, 1995 and 1996; and 2,900,100 issued
       and outstanding at January 31, 1997
    Additional paid-in capital                                             145,755         1,395,505
    Accumulated deficit                                                   (368,648)       (3,021,450)
                                                                       -----------       -----------
          Total stockholders' equity (deficit)                            (220,493)       (1,623,045)
                                                                       -----------       -----------

          Total liabilities and stockholders' equity (deficit)         $ 7,346,083       $ 7,200,248
                                                                       ===========       ===========





          See accompanying Notes to these Condensed Consolidated Financial Statements





                                          AMERICAN INTERNATIONAL CONSOLIDATED INC.
                                                      AND SUBSIDIARIES



                                        Condensed Consolidated Statements of Operations


                                                Three Months Ended January 31   Nine Months Ended January 31
                                                ----------------------------    ----------------------------
                                                    1996            1997            1996            1997
                                                ------------    ------------    -----------     -----------
                                                (Unaudited)      (Unaudited)    (Unaudited)      (Unaudited)


Contract revenue                                $  7,685,720    $  7,507,469    $ 23,266,620    $ 25,595,976
Contract cost                                      6,057,381       7,414,187      20,016,257      23,657,827
                                                ------------    ------------    ------------    ------------
    Gross profit                                   1,628,339          93,282       3,250,363       1,938,149

Selling, general and
    administrative                                   779,673         980,680       2,617,681       3,040,784

Provision for doubtful
   accounts                                           17,520          18,608          52,547         272,400

Other income (expense):
    Interest and other
       financing costs                               (64,934)        (66,523)       (158,179)       (225,999)

    Private placement
        financing costs                                 --           (99,999)           --        (1,205,248)
    Interest income and
       other, net                                    (66,880)         85,055         (54,642)        153,480
                                                ------------    ------------    ------------    ------------

Income (loss) before federal
    income taxes                                     699,332        (987,473)        367,314      (2,652,802)

Federal income tax (expense)
    benefit                                             --              --              --              --
                                                ------------    ------------    ------------    ------------

Net income (loss)                               $    699,332    $   (987,473)   $    367,314    $ (2,652,802)
                                                ============    ============    ============    ============

Net income (loss) per share                     $        .24    $       (.34)   $        .13    $       (.91)
                                                ============    ============    ============    ============

Weighted average common
    shares outstanding                             2,900,100       2,900,100       2,900,100       2,900,100
                                                ============    ============    ============    ============

                         See accompanying Notes to these Condensed Consolidated Financial Statements

                                   AMERICAN INTERNATIONAL CONSOLIDATED INC.
                                               AND SUBSIDIARIES


                                 Condensed Consolidated Statements of Cash Flows


                                                           Nine Months Ended January 31
                                                       -----------------------------------
                                                          1996                    1997
                                                       -----------             -----------
                                                       (unaudited)             (unaudited)
Cash flows from operating activities:
    Net income (loss)                                  $   367,314             $(2,652,802)
    Adjustments to reconcile net income
       (loss) to net cash provided by
       (used in) operating activities:
       Fair value of common stock
          issued in connection with
          private placement financing                         --                 1,050,249
       Depreciation and amortization                       128,440                 122,035
       (Increase) decrease in:
          Receivables, net                              (1,909,806)                799,916
          Costs and estimated earnings
              in excess of billings on
              uncompleted contracts                       (302,043)               (328,103)
          Other current assets                             (50,937)               (203,506)
       Increase (decrease) in
          Accounts payable                               2,052,933               1,574,809
          Billings in excess of costs and
              estimated earnings                           163,832                  (4,152)
          Other current liabilities                        (98,435)               (138,143)
       Other, net                                          (39,606)               (105,173)
                                                       -----------             -----------
          Net cash provided by (used
              in) operating activities                     311,692                 115,130

Cash flows from investing activities:
    Capital expenditures                                  (134,418)                 (4,306)
    Proceeds from sale of investments                       (5,000)                   --
                                                       -----------             -----------
          Net cash used in investing
              activities                                  (139,418)                 (4,306)

Cash flows from financing activities:
    Net borrowings (payments) under
       receivables factoring agreements                   (407,678)                   --
    Proceeds from notes payable to
       stockholders                                           --                   300,000
    Issuance of long-term debt                                --                      --
    Principal payments on long-term
       debt, capital leases and other
       notes payable                                      (309,996)               (375,795)
    Other                                                     --                  (132,098)
    Distributions to stockholders                             --                      --
                                                       -----------             -----------
          Net cash used in
              financing activities                        (717,674)               (207,893)
                                                       -----------             -----------

Net increase (decrease) in cash                           (545,500)                (97,069)

Cash, beginning of period                                  628,979                 265,949
                                                       -----------             -----------

Cash, end of period                                    $    83,579             $   168,880
                                                       ===========             ===========


            See accompanying Notes to these Condensed Consolidated Financial Statements

                                                    5

                                          AMERICAN INTERNATIONAL CONSOLIDATED INC.
                                                      AND SUBSIDIARIES





                                  Condensed Consolidated Statements of Cash Flows, Continued


                                                               Nine Months Ended January  31,
                                                               -------------------------  ---
                                                            1996                       1997
                                                        ------------                 -----------
                                                        (unaudited)                  (unaudited)
Supplemental disclosures:

    Interest paid                                       $      158,179                 $155,760
    Equipment and vehicles acquired
       in exchange for long-term debt                   $         --                   $   --
    Advances to stockholders
       converted to compensation                        $         --                   $   --
    Land acquired in exchange for long-
       term debt                                        $         --                   $   --
    Trade payable converted to
       long-term debt                                   $         --                   $   --
    Equipment acquired under
        capital leases                                  $                              $ 56,320
                                                        ==============                 ========



         See accompanying Notes to these Condensed Consolidated Financial Statements

                                                 6

                    AMERICAN INTERNATIONAL CONSOLIDATED INC.
                                AND SUBSIDIARIES





              Notes To Condensed Consolidated Financial Statements



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------------

Organization: The accompanying consolidated financial statements include the accounts of American International Consolidated, Inc. (AIC), a Delaware corporation, and its wholly-owned subsidiaries: C.H.O.A. Construction Company and L. Campbell Construction, Inc., which is currently inactive. Effective July 26, 1996, the Company changed its name from American International Construction Inc. to American International Consolidated, Inc. Effective April 30, 1994, the Company acquired all of the outstanding shares of AIC Management, Inc., a corporation wholly owned by the stockholders of the Company, for $1,015,000, consisting of 75,000 shares of the Company's common stock, with an assigned value of $44,000, and liabilities assumed totalling $971,000. This acquisition, which was accounted for under the purchase method of accounting, gave rise to no goodwill. The results of operations of AIC Management, Inc., are included with those of the Company, beginning on May 1, 1994. In June 1994, American International Construction , Inc., a Texas corporation, formed AIC, a Delaware corporation, as a wholly-owned subsidiary. Subsequent to this, the Texas corporation was merged into the Delaware corporation in a reverse tax-free exchange. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is primarily engaged in the design and erection of metal buildings for use as self-storage, commercial and cold storage facilities and fabrication of metal building components. The Company also participates in major construction projects as a general contractor.

The condensed consolidated balance sheet as of January 31, 1997 and the consolidated statements of operations and cash flows for the nine month periods ended January 31, 1996 and 1997 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals), which are necessary to properly reflect the financial position of the American International Consolidated, Inc. and Subsidiaries as of January 31, 1997 and the results of their operations for the three and nine months ended January 31, 1996 and 1997 and their cash flows for the nine months ended January 31, 1996 and 1997. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year.

NOTE 2 - HISTORICAL OPERATIONS
         ---------------------

The Company experienced substantial losses prior to fiscal 1995 and during the nine months ended January 31, 1997 which has resulted in an accumulated deficit of $3,021,450 at January 31, 1997. The Company's ability to continue to fund its future operating and capital needs is dependent upon its ability to continue profitable operations and to generate adequate cash flows from operations. For the year ended April 30, 1996, the Company reported net income of $351,570, cash flow from operations of $644,898 and an increase in its working capital to $836,774 as a result of converting $2,400,000 of trade accounts payable to long-term debt. For the nine-month period ended January 31, 1997, the Company incurred a net loss of $2,652,802, of which $1,205,248 represented non-cash costs associated with the Company's bridge financing, positive cash flow from operations of $115,130, and a negative working capital of $2,849,396, primarily as a result of the classification of the entire balance of the note payable to supplier in current liabilities.

                    AMERICAN INTERNATIONAL CONSOLIDATED INC.
                                AND SUBSIDIARIES





              Notes To Condensed Consolidated Financial Statements



NOTE 3 - CONSTRUCTION ACCOUNTS

Costs and billings on uncompleted contracts consists of the following:

                                                                             January  31,
                                                                 ---------------------------------
                                                                     1996                  1997
                                                                 ------------          ------------

    Costs incurred on uncompleted contracts                      $ 13,310,848          $ 16,840,982

    Estimated earnings on uncompleted contracts                     2,229,518             1,568,147
                                                                 ------------          ------------
                                                                   15,540,366            18,409,129
    Less:  Billings to date                                       (15,180,334)          (17,692,773)
                                                                 ------------          ------------

                                                                 $    360,032          $    716,356
                                                                 ============          ============
    Included in the Company's consolidated
       balance sheet under the following captions:
       Costs and estimated earnings in excess of
          billings on uncompleted contracts                      $  1,011,678          $    973,523
       Billings in excess of costs and estimated
          earnings on uncompleted contracts                          (651,646)             (257,167)
                                                                 ------------          ------------

                                                                 $    360,032          $    716,356
                                                                 ============          ============


NOTE 4 - CONTRACTS RECEIVABLE

Contracts receivable consisted of the following:

                                                                  April 30,            January 31,
                                                                    1996                  1997
                                                                ------------          ------------

       Completed contracts                                      $  1,458,204          $    485,390
       Uncompleted contracts                                       3,158,551             2,661,189
       Retainage                                                     337,523             1,023,234
                                                                ------------          ------------
                                                                   4,954,278             4,169,813
       Less allowance for doubtful accounts                          (79,857)              (82,088)
                                                                ------------          ------------

                                                                $  4,874,421          $  4,087,725
                                                                ============          ============


                    AMERICAN INTERNATIONAL CONSOLIDATED INC.
                                AND SUBSIDIARIES





              Notes To Condensed Consolidated Financial Statements


NOTE 5 - CONTINGENCIES
         -------------

The owner of one of the Company's construction projects has disputed some of the costs charged to a job which was completed in the fourth quarter of fiscal 1996. The Company settled this dispute during November 1996 for $125,000, resulting in a reduction in amounts due from this owner by $200,000 during the second quarter of fiscal 1997.

Additionally, the Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition, liquidity or results of operations.


NOTE 6 - INCENTIVE STOCK OPTION PLAN
         ---------------------------

The Company has a Stock Option Plan (the Option Plan) pursuant to which options to purchase 200,000 shares of the Company's common stock may be granted to officers and employees of the Company or its subsidiaries and to other persons. As of January 31, 1997, no stock options had been granted pursuant to the Option Plan.


NOTE 7 - INITIAL PUBLIC OFFERING
         -----------------------

The Company has registered for the sale of a minimum of 700,000 shares and a maximum of 800,000 shares of common stock, and a minimum of 700,000 and a maximum of 800,000 common stock purchase warrants with the Securities and Exchange Commission as part of an initial public offering. Each warrant is exercisable to purchase one share of common stock at an exercise price of $5.00 per share. The Company intends to offer these securities through an underwriter on a "best efforts basis". If the offering is consummated, the underwriter will receive underwriters' warrants to purchase one share of common stock for each ten shares sold in the offering and one warrant for each ten warrants sold in the offering, with each warrant exercisable at 165% of the initial offering price for a period of four years beginning twelve months after the effective date of the registration statement concerning the offering. The Company has granted registration rights with respect to the common stock and warrants underlying the underwriters' warrants.


NOTE 8 -  GOING CONCERN
          -------------

The Company's year to date loss, which includes a non-cash charge of $1,205,000 related to the Company's private placement of securities in July 1996, increased from approximately $1,665,000 for the six months ended October 31, 1996 to $2,653,000 for the nine months ended January 31, 1997. This increase of $988,000 included a non-cash charge of $100,000 related to the Company's private placement of securities in July 1996 and the remainder resulted primarily from the erosion of gross margins on contracts which were in progress at January 31, 1997. As a result of these additional losses, the Company's working capital position and ability to generate sufficient cash flows from operations to meet its operating and capital requirements has further deteriorated. These matters raise substantial doubt about the Company's ability to continue as a going concern without a substantial infusion of equity capital. The Company believes

                    AMERICAN INTERNATIONAL CONSOLIDATED INC.
                                AND SUBSIDIARIES





              Notes To Condensed Consolidated Financial Statements


NOTE 8 -  GOING CONCERN (continued)
          -------------

that it will be successful in removing the threat concerning its ability to continue as a going concern by adhering to closer and stricter scrutiny of its contract bids and utilizing the estimated minimum net proceeds of approximately $2.9 million from the proposed best efforts public offering to achieve profitability through lower interest and bonding costs and expanded volume. There is no assurance these results will occur even if the proposed best efforts public offering is consummated. If this does not occur, the Company will pursue other sources of financing, but there is no assurance any other source of financing will be available.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
        ------------------------------------------------------------------------

Results Of Operations

Nine Months Ended January 31, 1997 Compared With Nine Months
Ended January 31, 1996
------------------------------------------------------------

     For the nine months ended January 31, 1997, the Company reported a net loss of $2,653,000, or $.91 per share, on revenues of $25,596,000, as compared with net income of $367,000, or $.13 per share, on revenues of $23,267,000 for the nine months ended January 31, 1996. The increase in net loss is primarily attributable to the following: (a) the Company recorded a one-time non-cash charge of $1,205,000 for private placement costs; (b) the Company's gross margins decreased approximately $1,312,000 for the period ended January 31, 1997 as compared with the same period of the prior year; and (c) the Company incurred an expense of $200,000 as a provision for doubtful accounts resulting from its agreement to settle a disputed account receivable by accepting $200,000 less than the full value of the account.

     The total margins decreased from 14.0% to 7.6% when comparing the nine months ended January 31, 1996 with the nine months ended January 31, 1997. This decreased margin is attributable primarily to the metal building division which earned revenues of $12.3 million with a margin of 2.0% for the nine months ended January 31, 1997 as compared with earned revenues of $6.3 million with a margin of 12.4% for the nine months ended January 31, 1996.

     The mini-warehouse division margins decreased to 12.4% on revenues of $12.5 million for the nine months ended January 31, 1997 as compared with margins of 14.5% on revenues of $16.1 million for the nine months ended January 31, 1996. The Thermal Systems division earned revenues of $.7 million with margins of 18.7% for the nine months ended January 31, 1997 as compared with revenues of $.8 million with margins of 14.8% for the comparable period in 1996.

     Selling, general and administrative expenses as a percentage of revenues increased to 11.9% for the nine months ended January 31, 1997 as compared with 11.3% for the nine months ended January 31, 1996. This increase in percentage is primarily a result of increasing insurance expenses. The Company anticipates that, to the extent that revenues continue to increase in the future, of which there is no assurance, selling, general and administrative expenses will increase at a lower rate.

     Interest expense increased $68,000 from $158,000 for the nine months ended January 31, 1996 to $226,000 for the nine months ended January 31, 1997. This increase is the result of the conversion of non-interest-bearing accounts payable to interest-bearing Notes Payable to Supplier effective in April 1996.

     The Company's contract backlog as of January 31, 1997 was $18.7 million as compared with $11.1 million as of January 31, 1996, an increase of $7.6 million, which is attributable to a $3.6 million increase in the backlog for the mini-warehouse construction division, a $2.8 million increase in the backlog for the metal building manufacturing division, and a $1.2 million increase for the thermal systems division.

     The Company currently estimates that its operations for the three-month period from February 1997 through April 1997 resulted in a loss of approximately $130,000. Although the Company had anticipated profitable operations for the

February-April 1997 period, it experienced unusual and unseasonable heavy rain and other inclement weather which hampered a number of its projects for more than 20 days. Without the work stoppages caused by these unusual weather conditions, the Company believes it would have been profitable for the February through April 1997 period.

     As of April 30, 1997, the Company's backlog was approximately $18.0 million. The Company believes that, barring unforeseen occurrences, it will be profitable during the three-month period from May through July 1997 as it proceeds to work on its backlog.

Quarter Ended January 31, 1997 Compared With Quarter Ended January 31, 1996
---------------------------------------------------------------------------

     For the quarter ended January 31, 1997, the Company reported a net loss of $987,000, or $.34 per share, on revenues of $7,507,000 as compared with net income of $699,000, or $.24 per share, on revenues of $7,686,000 for the quarter ended January 31, 1996. These losses result primarily from recognition that the currently estimated gross margin on a number of contracts is substantially less than had been estimated at the time of the bid and is substantially less than is necessary to maintain profitable operations. These contracts were erroneously estimated by a salesperson, and erroneously approved by the general manager of the Company's metal building manufacturing division; and errors in underestimating costs were not discovered until after the Company had entered into the contracts and had commenced the respective projects. The Company has terminated the employment of the salesperson that prepared and submitted the bids for, and the general manager overseeing, a majority of the projects representing the negative and below average gross margins incurred during the November 1996-January 1997 period.

     The total margins decreased significantly to margins of 1.2% on revenues of $7,507,000 for the quarter ended January 31, 1997 as compared with margins of 21.1% on revenues of $7,686,000 for the quarter ended January 31, 1996. These decreased margins are attributable primarily to the metal building manufacturing division which recognized negative gross margins of (5.9%) on revenues of $3,497,000 for the 1997 quarter as compared with margins of 20.1% on revenues of $2,069,000 for the 1996 quarter. The mini-warehouse division's total margins decreased 15.1% to margins of 6.7% on revenues of $3,792,000 for the quarter ended January 31, 1997 as compared with gross margins of 21.8% on revenues of $5,113,000 for the quarter ended January 31, 1996. The thermal systems division increased its gross margins 2.7% to 20.5% on revenues of $218,000 for the quarter ended January 31, 1997 as compared with gross margins of 17.8% on revenues of $503,000 for the quarter ended January 31, 1996.

     Selling, general and administrative expenses as a percentage of revenues increased to 13.1% for the quarter ended January 31, 1997 as compared with 10.1% for the quarter ended January 31, 1996. This increase is primarily attributed to an increase in insurance expense for the quarter ended January 31, 1997 as compared with the quarter ended January 31, 1996.

     Interest expenses increased $2,000 to $67,000 for the quarter ended January 31, 1997 as compared with $65,000 for the quarter ended January 31, 1996.

     Other Income for the quarter ended January 31, 1997 was $85,000 as a result of earning additional income from previously completed contracts. This compares to other Expenses being incurred of $66,000 for the quarter ended January 31, 1996.

     The Company's contract backlog at January 31, 1997 was $18.7 million as compared to $11.1 million as of January 31, 1996, an increase of $7.6 million, which is attributable to a $3.6 million increase in the backlog for the mini-warehouse construction division, a $2.8 million increase in the backlog for the metal building manufacturing division, and a $1.2 million increase for the thermal systems division.

Liquidity And Capital Resources

     As of January 31, 1997, the Company had current assets of $5,579,000 and current liabilities of $8,428,000 which represents negative working capital of $2,849,000. Working capital decreased $3,686,000 as compared with April 30, 1996. As of April 30, 1996 the Company had current assets of $5,944,000 and current liabilities of $5,107,000, which represents a positive working capital of $837,000. The $3,686,000 decrease in working capital is primarily the result of including the entire balance of the Note Payable to Supplier amounting to $2,201,000, as a current liability. The balance of the decrease in working capital is attributed to the loss incurred from operations for the nine months ended January 31, 1997 of $1,448,000.

     As of January 31, 1997, the Company's cash balance decreased $97,000 as compared with the balance at April 30, 1996. This decrease is primarily attributable to the Company's utilizing available cash to reduce notes payable and capital lease obligations by $376,000 and costs associated with the Company's initial public offering.

     The Company's net cash flow is materially affected by the timing of payments of accounts payable, other amounts owed, and collection of accounts receivable. The Company's cash flow from operations for the nine months ended January 31, 1997 decreased $197,000 as a result of the Company's loss from operations, which was partially offset by an increase in accounts payable of $1,575,000.

     As a result of its operating losses, the Company's working capital position and ability to generate sufficient cash flows from operations to meet its operating and capital requirements has further deteriorated. These matters raise substantial doubt about the Company's ability to continue as a going concern without a substantial infusion of equity capital. The Company believes that it will be successful in removing the threat concerning its ability to continue as a going concern by adhering to closer and stricter scrutiny of its contract bids and utilizing the estimated minimum net proceeds of approximately $2.9 million from its proposed best efforts public offering to achieve profitability through lower interest and bonding costs and expanded volume. There is no assurance these results will occur even if the proposed best efforts public offering is consummated. If this does not occur, the Company will pursue other sources of financing, but there is no assurance any other source of financing will be available.

                          PART II -- OTHER INFORMATION

Item 5.  Other Information:  Disclosure Regarding Forward Looking Statements

Forward-Looking Statements

This Form 10-Q  includes  "forward-looking  statements"  within  the  meaning of
Section 27A of the Securities Act Of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act Of 1934, as amended (the
"Exchange Act"). All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the notes to the Financial Statements located elsewhere herein regarding the Company's financial position and liquidity, the amount of and its ability to make debt service payments, its strategies, financial instruments, and other matters, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Form 10-Q including without limitation in conjunction with the forward-looking statements included in this Form 10-Q and in Exhibit 99 to this Form 10-Q. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this Quarterly Report are expressly qualified in their entirety by the Cautionary Statements.

Item 6.  Exhibits And Reports On Form 8-K

         (a)      Exhibits.

                  Exhibit 27.  Financial Data Schedule.
                  Exhibit 99.  Disclosure Regarding Forward Looking Statements.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Registrant during the quarter ended January 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMERICAN INTERNATIONAL CONSOLIDATED INC.


Date:  May 1, 1997                  By: /s/ Jim W. Williams
                                        ----------------------------------------
                                        Jim W. Williams, Principal Financial
                                        Officer, Vice President/Finance