Form 10-K
period 1997-04-30
AMERICAN INTERNATIONAL CONSOLIDATED INC
filed 1997-11-20
CIK 1020167

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-K

 (Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 1997

    [ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

             For the transition period from __________ to __________

                         Commission file number 333-9583

                    American International Consolidated Inc.
                    ----------------------------------------
                (Name of registrant as specified in its Charter)

                Delaware                                   76-0145668
      ------------------------------                    ----------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)


     14603 Chrisman, Houston, Texas                           77039
--------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code  (281) 449-9000
                                                    ----------------------------


Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, nor will be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     An aggregate market value of the registrant's Common Stock is not provided because there currently is not any public market for the Common Stock.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


The number of shares outstanding of the registrant's Common Stock as of October 31, 1997 was 2,900,100

                                     PART I

ITEM 1.  BUSINESS

Overview

     American International Consolidated Inc. (the "Company") is a general contractor and a manufacturer that focuses primarily on three types of construction products: the construction of mini-warehouses and self-storage facilities; the manufacture of metal buildings and structural steel projects; and the construction of cold storage, including refrigerated and freezer, buildings. The Company's services range from the start, or design, phase to the finish, or erection, phase of a project, including design, manufacture, general construction, construction management, building, and turnkey services. The Company selects, coordinates and manages subcontractors for substantially all phases of the work, except for design and erection, and manufacture of certain metal building components. The Company also provides oversight and supervision of the entire construction process for each project.

     The Company's principal executive and administrative offices are located at 14603 Chrisman, Houston, Texas 77039, telephone number (281) 449-9000.

Disclosure Regarding Forward-Looking Statements And Cautionary Statements

Forward-Looking Statements
--------------------------

     This Annual Report on Form 10-K includes "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Annual Report, including without limitation statements under "ITEM 1. BUSINESS", "ITEM 2. PROPERTIES", and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION", regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below in the "-Cautionary Statements" section and elsewhere in this Annual Report. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this Annual Report are expressly qualified in their entirety by the Cautionary Statements.

Cautionary Statements
---------------------

     In addition to the other information contained in this Annual Report, the following Cautionary Statements should be considered when evaluating the forward-looking statements contained in this Annual Report:

     Risk Factors Relating To The Business Of The Company
     ----------------------------------------------------

     1. Substantial Doubt About The Company's Ability To Continue As A Going Concern Without Completion Of Public Offering. The Company's operating results for each of the fiscal years ended April 30, 1996 and 1995 and for the three months ended July 31, 1997, resulted in a profit; however, the Company incurred operating losses for each of the fiscal years ended April 30, 1997, 1994, and 1993, and there is no assurance that the operations of the Company will be profitable in the future. As a result of the Company's losses during its last completed fiscal year (approximately $4.2 million, including a non-recurring charge of $1.7 million), the Company's working capital position and ability to generate sufficient cash flows from operations to meet its operating and capital requirements has further deteriorated and these matters raise substantial doubt about the Company's ability to continue as a going concern without completion of the Company's proposed initial public offering of the Company's common stock, $.01 par value (the "Common Stock"), and Common Stock purchase warrants (the "Offering") or an alternate substantial infusion of equity capital. The Company believes that it will be successful in removing the threat concerning its ability to continue as a going concern by adhering to closer and stricter scrutiny of its contract bids and utilizing the estimated net proceeds of approximately $2.3 million from the Offering to achieve profitability through lower interest and bonding costs and expanded volume. Management believes that approximately $1.0 to $1.2 million of the proceeds from the Offering are necessary to remove the threat concerning the Company's ability to continue as a going concern and that if the Offering is completed, the estimated net proceeds from the Offering will enable the Company to continue operating for the foreseeable future at its current level of operations. The length of the period that the offering proceeds would enable the Company to continue operating at its current level of operations is dependent upon a number of factors, including primarily the Company's profitability. Assuming the Company incurs, during fiscal 1998 and 1999, additional net losses (excluding non-cash, non-recurring charges) at the same rate for fiscal 1997 ($2.5 million), the net proceeds would allow the Company to operate at its current level of operations for approximately six months. However, the Company has reported a profit for the first quarter of its 1998 fiscal year, and management does not believe that the Company will incur a net loss for fiscal 1998 and 1999, combined. There is no assurance that management's belief is accurate and that the Company will not incur future cumulative net losses. To the extent that management's belief is accurate, then the net proceeds from the Offering would allow the Company to continue operations as long as the Company had not sustained future cumulative net losses of approximately $1.1 million. There is no assurance these results will occur even if the Company's proposed Offering is consummated. If this does not occur, the Company will pursue other sources of financing, but there is no assurance any other source of financing will be available.

     The Company is current in its obligations to all lenders and major suppliers except for the Supplier described in paragraph No. 3 below and except for the holders (the "Noteholders") of $300,000 principal amount unsecured notes as described in paragraph No. 3. The Supplier has indicated that it has no intent of accelerating payment on any obligations as long as the Company's proposed Offering is completed. The Supplier has not indicated what it will do if the Company's proposed Offering is abandoned or otherwise terminated unsuccessfully. The Company is requesting to the Noteholders that they extend their notes or otherwise wait for completion of the Company's proposed Offering before requiring payment. There is no assurance that the Noteholders will comply with this request.

     As a result of the losses incurred in the fiscal year ended April 30, 1997, the audit report of the Company's independent auditors for that year indicates that there is substantial doubt concerning the Company's ability to continue as a going concern without a substantial infusion of equity capital, such as that contemplated from the Offering. The implication of this to investors is that successful completion of the Offering (or an equity infusion from another source) is necessary for the Company to continue operations. See "ITEM 1.
BUSINESS--Business Plan And Strategy", "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", and Note 2 to the Financial Statements.

     2. Limited Financial Resources, Negative Net Worth, And Outstanding Obligations. The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity. Its activities and operations to date have resulted in a negative net worth. There is no assurance that the proceeds of the Offering will be sufficient to successfully develop, produce, and market the Company's services. The Company may be forced to limit its activities because of the lack of availability of adequate financing. In the past, the Company's limited liquidity has limited the amount of credit available from the Company's suppliers. If the Company were not to have adequate financing available in the future, it is likely that this credit limitation would continue and that the Company's domestic and international marketing would be directly affected, which would impair the Company's ability to increase its business volume.

     The Company's negative net worth and financial condition in general have prevented the Company from being able to obtain performance and payment bonds, which has limited the Company's ability to obtain certain projects. If the Offering is successfully completed, the Company believes that it will be able to increase its bonding line and thereby increase the jobs available to it. See "ITEM 1. BUSINESS-Business Plan and Strategy-Strengthen Financial Condition and Increase Bonding Capacity".

     3. Outstanding Indebtedness. As of July 31, 1997, the Company owed its major supplier of raw materials (the "Supplier") $2,665,000 for accounts payable and an additional $1,914,000 that is evidenced by a note (the "Note") and other related loan documents. The Company is required to make weekly payments of $11,537 for outstanding principal and accrued interest on the Note until April 30, 2001. If the Offering is successfully completed, of which there is no assurance, the Company intends to use approximately $1,000,000 of the proceeds to reduce the accounts payable to the Supplier. Pursuant to the terms of the Note, it is an event of default if the Company's net income before interest expense is less than 1.5 percent of the Company's total sales for any fiscal year beginning with the fiscal year ended April 30, 1997. The Supplier has waived this requirement for the fiscal year ended April 30, 1997 and for the period from May 1, 1997 through December 31, 1997, but the Company is required to satisfy it for subsequent periods. Management believes that if the Company's proposed Offering is completed, it will be able to satisfy the requirement for the last four months of fiscal 1998 and thereafter while the Note is outstanding, or that it will be close enough to satisfying it that the Supplier will waive it. Nevertheless, there is no assurance that the Company will satisfy this requirement. As of July 31, 1997 the Company also was in violation of certain other covenants for which the Supplier has granted a waiver and for which there is no assurance that the Company will be able to satisfy in the future. If all these requirements are not satisfied as required in the future, the Company will be required to obtain alternate financing, receive a waiver from the Supplier, or default on the Note. See "ITEM 1. BUSINESS-Indebtedness To Major Supplier".

     As of July 31, 1997, the Company also owed an aggregate of approximately $322,000 to FCLT, L.P., a Texas limited partnership ("FCLT"), pursuant to two loans that are payable in June 1998, are collateralized by the Company's land and buildings, and are guaranteed by the three principal stockholders of the Company. Aggregate monthly payments on these two loans are $6,082. See "ITEM 1. BUSINESS-Outstanding Bank Loans".

     The Company had other obligations of an aggregate of approximately $101,000 at July 31, 1997 that require aggregate monthly payments of approximately $12,850. The Company also is the obligor on an aggregate of $300,000 principal amount of unsecured notes, together with interest of more than $30,700 thereon, that currently are in default that will be repaid from the proceeds of the Offering.

     4. Fluctuations In Industry Construction Activity. Although most recently, new construction projects for storage facilities, warehouses and pre-engineered metal buildings and freezer/refrigerated facilities, as well as renovations and remodeling projects, have occurred at a historically active rate, new projects were not as numerous in prior years. These fluctuations in industry activity result from numerous factors, including general economic conditions, interest rates and the general real estate market. There can be no assurance that future demand for the Company's services will be adequate for the Company to operate profitably.

     5. Uncertain Markets And Market Acceptance. No assurance can be given of market acceptance or profitability from sales of the Company's current services or that sales of future services will be profitable. The Company's industry is extremely competitive and subject to numerous changes. See "ITEM 1. BUSINESS".

     6. Competition. The Company competes, in a highly competitive environment, with many companies in the construction and erection of storage facilities, warehouses, manufacture of pre-engineered metal buildings, freezer/refrigerated facilities, and other construction services. Many of the Company's primary competitors not only have greater resources than the Company, they also have larger administrative staffs and more available service personnel. The larger competitors also may use their greater financial resources to develop and market their services. The presence of these competitors may be a significant impediment to any attempts by the Company to develop its business. Major competitive factors include product knowledge, experience, past relationships, quality of performance, financial condition, reputation, timeliness, and pricing. The Company believes that it ranks highly and therefore will have certain competitive advantages in attempting to develop and market its services, including the Company's excellent relationships with its past and current customers, which has led to "repeat" business, the Company's product knowledge, experience, past relationships, quality of performance, reputation and pricing, and the Company's ability to respond to customer requests more quickly than some larger competitors. For the year ended April 30, 1997, approximately 43 percent, and for the three months ended July 31, 1997, approximately 47 percent, of the Company's business was derived from repeat customers; however there is no assurance that this will occur in the future. None of the Company's repeat business is derived from long-term contracts, and all repeat business results from separately negotiated contracts. With respect to lower rankings for competitive factors, the Company's capitalization prior to the Company's Offering has placed it at a competitive disadvantage in the past but the Company believes that as a result of the Offering it will increase its ability to compete on the basis of financial condition. However, there is no assurance that this will prove correct. See "ITEM 1. BUSINESS-Marketing" and "ITEM 1. BUSINESS-Industry Environment".

     7. Exposure To Construction Related Litigation. The construction industry has a high incidence of litigation, and as a participant in this industry, the Company is constantly exposed to the risk of litigation. Even though the Company maintains insurance for these matters in amounts customary in the industry, and even if the Company prevails in any such litigation, of which there is no assurance, the management time and out-of-pocket expense expended in commercial litigation could have an adverse impact on the Company.

     8. Past Dependence On Major Customers. During the three months ended July 31, 1997 and the fiscal year ended April 30, 1997, U-Haul, Inc. accounted for approximately $2.0 million and $7.3 million, respectively, or 19 percent and 22 percent, respectively, of the Company's total revenues. During the fiscal years ended April 30, 1996 and 1995, U-Haul, Inc. accounted for approximately $8.1 million, and $4.9 million, respectively, or 26 percent and 20 percent, respectively, of the Company's total revenues. The Company negotiates each project with U-Haul separately as there is no contract with U-Haul covering the construction of future projects. The loss of U-Haul, Inc.'s business could have a materially adverse effect on the Company. See "ITEM 1. BUSINESS-Reliance On Major Customers".

     9. Previous Unprofitable International Operations. The Company plans to expand its business in international markets but a significant portion of its past experiences in international markets has been unprofitable. The past losses from international business occurred in situations in which the Company had set up satellite offices in other countries, such as Guam and Puerto Rico, and the cost of operating and maintaining these offices was too great to operate profitably. The Company has closed its offices in Puerto Rico and in Guam, and believes that it will be able to conduct business internationally without opening satellite offices. The Company currently is doing a small amount of business internationally through a two-person international sales force located in its Houston, Texas headquarters.

         10. Availability Of Labor; Possible Effect Of Subcontractors' Use Of Unionized Labor. In order to minimize overhead, the Company often contracts with independent third parties to provide a substantial portion of the labor for its construction projects. Therefore, the Company's ability to provide these services is dependent upon outside sources of workers and this may result in delays in the completion of contracts due to the unavailability of such labor. The Company is not currently experiencing, and has not in the past experienced, a shortage of labor.

     At the current time, the use of unionized labor by subcontractors engaged by the Company does not have a significant effect on the Company because subcontractors tend to use unionized labor only in areas where there is a heavy concentration of unionized labor, and because in those areas other contractors in competition with the Company most often utilize unionized labor so that there would be no competitive advantages or disadvantages to the Company. There is no assurance that this situation will remain constant in the future.

     11. Effect Of Unfavorable Weather. Certain aspects of the Company's construction activities cannot be performed in severely inclement weather, such as continuous rain and flooding. Conditions of this nature can have a negative impact on the Company's earnings, as was experienced in spring 1997.

     12. Dependence On Key Personnel. The success of the Company is largely dependent upon the efforts of John Wilson, Chief Executive Officer and a director of the Company, Danny Clemons, President and a director of the Company,
R. L. Farrar, Vice President of Operations, Treasurer, Secretary and a director of the Company, and Jim Williams, Vice President of Finance, Assistant Secretary and a director of the Company. The loss of the services of any of these persons or the loss of the services of Jimmy M. Rogers, head of the Company's Thermal System Division, could be detrimental to the Company as there is no assurance that the Company could replace any of them adequately at an affordable compensation level. See "ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT". The Company has entered into employment agreements with each of the above officers. See "ITEM 11. EXECUTIVE COMPENSATION-Employment Contracts And Termination Of Employment And Change-In-Control Arrangements". The Company is the beneficiary for $500,000 of key-man term life insurance coverage on each of Messrs. Wilson, Clemons, Farrar, Rogers and Williams. There is no assurance that these insurance policies will provide the Company with adequate compensation in the event of the death of any of the insured.

     13. Government Regulation And Workers Compensation Insurance. The Company is subject to government regulation of its business operations. In addition, the Company's construction activities must meet with the requirements of local building codes, and the Company is required to provide workers compensation or alternate insurance coverage for the Company's employees. Because of the nature of the Company's business in construction services, the cost of this insurance for the Company's on-site employees is higher relative to the cost of insurance coverage for the Company's office personnel. When construction work is performed on behalf of the Company by subcontractors, the subcontractors, and not the Company, pay the direct costs of insurance for the construction workers. There is no assurance that subsequent changes in laws or regulations will not affect the Company's operations adversely.

     14. Possible Need For Future Financing. The Company believes that the proceeds of the Company's proposed Offering will enable it to accomplish the purposes set forth above, although there can be no assurance that this will be the case. If the proceeds of the Offering are not sufficient, the Company would be required to seek additional financing to enable it to conduct its business operations. There can be no assurance that the Company will be able to obtain such financing on acceptable terms. Any such additional financing may entail substantial dilution of the equity of the then-existing stockholders of the Company. The availability of additional financing may be restricted by provisions in the underwriting agreement with the Representative that require, for a period of 12 months after the Company's proposed Offering, that the Company obtain the Representative's permission in order to issue securities for financing purposes.

     15. Potential Conflicts Of Interest. Potential conflicts of interest may arise between the Company and its officers and directors. Although each of the Company's officers and directors is committed to devote full working time to the business of the Company, they also may be engaged in other business activities. If these business activities are of the same type as those engaged in or contemplated by the Company, conflicts of interest will arise in the area of corporate opportunities or in the area of conflicting time commitments with respect to the officers and directors of the Company. Conflicts of interest also will develop with respect to any contractual relationships that may be entered into between the Company and any of its officers and directors. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Conflicts Of Interest Policy".

     At the present time, there are not any material conflicts of interest between the Company and any of its officers or directors, except to the extent that their respective positions as large stockholders might present conflicts of interest and except to the extent that a consulting arrangement with one director might present conflicts of interest. A previously existing conflict of interest was resolved in May 1994 when AIC Management, Inc. merged with and into the Company. At the time of the merger, AIC Management, Inc. owned the land and buildings that are utilized for the Company's administrative offices as well as its metal buildings manufacturing facility. The shareholders and directors of AIC Management, Inc. at the time of the merger were Messrs. Clemons, Farrar and Wilson, who are the three largest stockholders and three of the four directors of the Company.

     The Company has established a policy pursuant to which the Board Of Directors will consider transactions with officers, directors, and shareholders of the Company and their respective affiliates. Pursuant to this policy, the

Board Of Directors will not approve any transaction unless it determines that the terms of the transaction are no less favorable to the Company than those available from unaffiliated parties. Because this policy is not contained in the Company's Certificate Of Incorporation or Bylaws, the policy is subject to change by the Board Of Directors, although it currently is not contemplated that the policy will be changed. In addition, in the event any conflicts of interest arise with respect to any officer or director of the Company, the Company anticipates that its officers and directors will exercise their judgment consistent with their fiduciary duties arising under the applicable state laws. There can be no assurance that all conflicts of interest will be resolved in favor of the Company.

     16. Lack Of Outside Directors. At the present time, only one of the Company's directors is not also an officer and employee of the Company. However, this director also serves as a paid consultant to the Company, which may present conflicts of interest. See above, paragraph No. 15, "Potential Conflicts Of Interest".

Description Of Business

     Within its construction and manufacturing operations, the Company operates three specialty divisions: (i) mini-warehouses and other self-storage facilities; (ii) the manufacture of metal buildings and structural steel projects; and (iii) cold storage buildings, including refrigerated and freezer facilities. The actual manufacturing, construction and other operating services related to these are generally provided separately by the particular specialty division of the Company, and the administrative or non-construction services are provided by the same marketing, accounting, billing, collection, capital financing, in-house legal, and other general administrative portions of the Company. Set forth below is a description of each of the three specialty operations of the Company.

                         Construction Of Mini-Warehouses
                         -------------------------------

     During each of the fiscal year ended April 30, 1997 and the three months ended July 31, 1997, the Company realized revenue of approximately $17 million and $6.0 million, respectively, from its mini-warehouse construction. For the fiscal years ended April 30, 1996 and 1995, the Company's revenue from this division was $20.6 million and $11.5 million, respectively. Generally, mini-warehouse projects are undertaken in one of the following three ways: (1) the Company is engaged to provide all aspects of the project from breaking ground to turnkey installation; (2) the Company is engaged as a subcontractor to provide the building frame, the walls, roof and interior partitions; and (3) the Company is engaged to convert existing buildings, such as office buildings, strip centers, warehouses and manufacturing buildings, into mini-warehouse facilities. In all three of the above situations, the Company provides its own trained job foreman and crew to erect the steel portion (walls, roof, partitions) and subcontracts the remaining work to regional contractors.

     Approximately 19 percent of the Company's mini-warehouse construction work currently is being undertaken on behalf of U-Haul Inc. For the fiscal years ended April 30, 1997 and April 30, 1996, U-Haul Inc. represented approximately 43 percent and 39 percent, respectively, of the Company's mini-warehouse construction business although the Company has also transacted construction work for Public Storage, Inc., Shurguard Corporation, and other companies. The Company believes that it is the contractor for approximately 25 to 35 percent of U-Haul Inc.'s mini-warehouse construction business and that the Company 's relationship with U-Haul Inc. continues to be favorable.

     The Company employs approximately 90 people for its mini-warehouse construction business including a chief operating officer, a construction manager, one architectural draftsperson, three project managers, an operations coordinator, a project assistant, an executive secretary, two purchasing department employees, four estimators, four draftspersons, two salespeople, nine field superintendents, and 50 to 60 erection crew members.

                         Manufacture Of Metal Buildings
                         ------------------------------

     The Company provides different variations of services in its metal buildings and metal roof activities. Most often, the Company will be engaged to pre-engineer, prepare construction drawings, manufacture the building frames, procure all non-structural steel, sheeting and trim, and then ship these products to the customer, with the customer being responsible for erection and installation as well as site preparation for the building. The Company also may be engaged, in some instances, in the actual erection of the building. In other situations, the Company may be engaged only to provide the material components or to provide the frame itself in the form of cut and welded pieces of steel that are based on drawings provided by the customer. In all cases, the Company generally will rely on the owner's being responsible for site preparation, including work on the slab or other foundation.

     The Company's metal buildings division also provides both conventional and pre-engineered building face lifts and retrofits, and performs the dismantling and relocation of metal buildings. The experience and knowledge to provide these services are a natural by-product of the other services provided by the Company.

     For the fiscal year ended April 30, 1997 and for the three months ended July 31, 1997, the Company realized approximately $15 million and $3.4 million, respectively, in gross revenues from its metal buildings manufacturing and construction services. Approximately $2.3 million, or 7 percent, of these revenues for the 1997 fiscal year, and approximately $.9 million of these revenues, or 8.6 percent, for the three months ended July 31, 1997 resulted from international sales despite the fact that the Company has virtually no continuing marketing effort for international sales. For the fiscal years ended April 30, 1996 and 1995, the Company's revenue from this division was $9.2 million and $10.0 million, respectively.

     The Company has determined to concentrate its metal building division activities on international sales, from which the Company believes it will derive higher margins. Accordingly, the Company will not pursue domestic sales of metal buildings except in isolated situations, if any, that it believes will have high margins. The Company also has determined to close its metal buildings manufacturing facility and to utilize outside contractors for manufacturing. This will reduce the number of employees in the metal building division from 25 to three.

     On October 27, 1997, the Company sold substantially all its equipment and inventory that had previously been utilized in the metal buildings division, and paid the net proceeds to reduce amounts owed to the Supplier The equipment purchasers also agreed, among other things, to lease the manufacturing facility from the Company on a month-to-month basis and to process any metal buildings manufacturing orders from the Company at a pre-determined fixed price per ton of steel. The Company believes that the metal buildings division will have significantly lower sales revenue but generate greater gross margins under the new operating structure.

     The  Company  believes  that it  could  increase  its  international  metal buildings manufacturing and construction services significantly through a marketing program that would entail attendance at trade shows and direct sales visits to U.S. based companies with international operations. These two methods of expansion appear preferable to attempting to establish more sales representatives. The Company believes that international expansion is desirable at this time because (i) there does not appear to be local competition in most countries, (ii) international projects tend to have higher margins, and (iii) with respect to Mexico in particular, the North American Free Trade Agreement ("NAFTA") significantly reduces taxes and makes transportation of products and materials both easier and less expensive. The Company believes it may be at a competitive advantage for international business because its metal buildings are generally more simple to erect, the Company is better able to provide continued service after the completion of the transaction, and the Company tends to be able to customize its proposals to deal with international needs that may be different from those for domestic projects. Because the Company's metal frames generally include more of the component pieces already welded on than those of its competitors, they are simpler to erect.

     The metal buildings sold by the Company utilize steel frames and steel roof materials, however the walls can be made of brick or any other material. The Company believes it is at a competitive advantage in bidding projects utilizing non-steel materials for the walls because most of its competitors prefer to use metal walls that they manufacture and thereby increase their profit, whereas the Company purchases all walls from other companies, regardless of whether they are metal, and therefore, there is no incentive for the Company's bids for projects with non-steel walls to be structured to favor the steel wall alternative.

     There are approximately three full-time and one part-time employee working in the metal buildings division, including one salesperson, one estimator, and one administrative person.

        Construction Of Cold Storage (Refrigerated And Freezer) Buildings
        -----------------------------------------------------------------

     The Company's cold storage construction services are performed with the Company serving either as a specialty subcontractor that is responsible only for constructing the refrigerated or freezer portions of the building, or as a general contractor that is responsible for the entire building. When the Company acts in the capacity of a general contractor, it subcontracts out most aspects of the construction that do not deal directly with the cold storage function.

     For the fiscal year ended April 30, 1997 and the three months ended July 31, 1997, revenue from cold storage construction services accounted for approximately $1.7 million and $.5 million, respectively. For the fiscal years ended April 30, 1996 and 1995, the Company's revenue from this division was $1.4 million and $2.8 million, respectively.

     Much of the business and many of the referrals in the cold storage line of business are influenced heavily by a contractor's financial condition, bonding capacity, and rapidity of payment. The Company believes that as a result of the Company's proposed Offering, it will improve its financial condition, increase the frequency of payment of its accounts, and obtain more desirable terms for its bonding arrangements and material purchases. These factors are particularly important in obtaining cold storage construction business because a very high percentage of the referrals for cold storage construction come from suppliers, and the suppliers tend to favor those construction companies that pay their bills on a timely basis. In addition, a high percentage of the work available in cold storage construction is for companies with national or international operations. Financial strength and bonding ability are considered quite important by companies of that nature.

     Competition in cold storage construction is highly specialized and limited. The Company believes that if it is able to improve the timing of its payments and its credit standing, it will lower its costs by obtaining better terms from suppliers and increase its business by the improved supplier relationships and image of the Company. It also believes that its business will improve to the extent that any of the Offering proceeds are spent on additional marketing activities.

     Personnel involved in the Company's cold storage construction services include a chief operating officer, a vice president of operations of field work and purchasing, a general superintendent, a site supervisor, an administrative secretary and eight construction crew members.

Backlog

     As of July 31, 1997 the Company had an aggregate backlog of approximately $16.6 million, including a backlog of $3.8 million related to its metal building manufacturing division, $12.2 million related to its mini-warehouse construction division, and approximately $.6 million related to its cold storage construction division. The Company expects to complete all of this backlog by April 30, 1998. By comparison, as of July 31, 1996, the Company had an aggregate backlog of approximately $23.5 million in the respective amounts of $9.5 million, $12.3 million, and $1.7 million related to its metal building manufacturing, mini-warehouse construction, and cold storage construction divisions, respectively.

Industry Environment

     Management believes that the current industry environment complements the Company's plan to focus on its three types of specialty manufacturing and construction services. The demand for mini-warehouses and pre-engineered metal buildings has increased dramatically in the past few years. The Company believes that the demand for these structures will continue to increase, and that it is well positioned to meet this demand because of its expertise and business reputation in these areas. Management also believes that the general increase in the level of business internationally, coupled with the Company's ability to service those areas and the relatively low level of competition for the Company in many of those areas, also positions the Company extremely well for growth, most particularly with respect to cold storage and metal buildings. See "ITEM 1. BUSINESS-Disclosure Regarding Forward-Looking Statements And Cautionary Statements-Cautionary Statements-No. 9. Previous Unprofitable International Operations". Although there is no assurance that the growth of the industry or of the Company will continue, the Company believes its business will continue to increase and that it will benefit from a future increase in new construction in these and other areas.

Business Plan And Strategy

     Management of the Company believes that the Company's significant business experience, quality of services, client relationships and efficient operations are attributes that will enable the Company to continue to progress in the current industry environment.

     Management's business plan and strategy in following through from the Company's proposed Offering is summarized as follows:

                            Increase Business Volume
                            ------------------------

     Strengthen Financial Condition And Increase Bonding Capacity. By strengthening its financial condition, the Company recently has increased, and anticipates it will be able to further increase, its bonding capacity. Based on its financial results for the fiscal year ended April 30, 1996, the Company was able to increase its bonding capacity for a single job from $250,000 to $500,000
and  its   aggregate  bonding  capacity  from  approximately  $1.5  million  to

$2.5 million. It is anticipated, based on discussions with the Company's bonding agent, that as a result of the Company's proposed Offering the Company's bonding capacity would increase to $5 million per job and that its aggregate bonding capacity also would increase significantly; however, there is no assurance that this will occur. Each increase in the Company's bonding capacity expands the number, nature and size of contracts that are available for the Company to submit bids.

     Undertake Planned Domestic And International Marketing Programs. The Company intends to utilize a portion of the proceeds of the Company's proposed Offering to undertake planned domestic and international marketing programs through attendance at industry trade shows, direct sales visits, and advertisements in publications. In the past, the Company has not budgeted or expended a significant or otherwise meaningful amount of funds for marketing. Management of the Company believes that because of the Company's experience, reputation and expertise, a planned marketing effort should be successful in deriving new business; however, there is no assurance that this will be the case. Management of the Company believes that despite past losses in international markets, it will be able to operate profitably in international markets in the future. This is based on the Company's belief that because it is accustomed to undertaking projects in areas geographically separated from its home office, it will be better suited to serving customers in foreign markets than competitors that generally operate in proximity to their home base. The Company also believes that it will be able to operate profitably in foreign markets because it believes the demand in those markets currently exceeds the availability of qualified companies to service them. See "ITEM 1. BUSINESS-Disclosure Regarding Forward-Looking Statements And Cautionary Statements-Cautionary Statements-No. 9. Previous Unprofitable International Operations".

     Increase Business Referrals From Suppliers And Other Business Contacts. Management of the Company believes that this Offering will enable the Company to have sufficient working capital to be more timely in payment of its trade accounts and that this, together with other aspects of its improved financial condition, will result in an increase in business referrals received by the Company from its suppliers and other business contacts. Nevertheless, there is no assurance that this will occur.

                       Increase Margins And Profitability
                       ----------------------------------

     Decrease Bonding Costs. During each of its fiscal years ended April 30, 1997 and 1996, the Company paid aggregate premium expenses of approximately $51,000 and $38,000, respectively, or approximately two percent and four percent, respectively, of the respective gross contract price, to obtain performance bonds for its work. Management believes, based on discussions with its bonding agent, that the improvement in the Company's financial condition resulting from the Offering will enable the Company to obtain performance bonds for a premium cost of 1.5 to 2.0 percent of the respective gross contract prices; however there is no assurance that this will occur. Although the total amount that would have been saved in bonding costs during each of fiscal 1997 and fiscal 1996 is limited, future savings are anticipated to be more significant because the Company believes that in the future it will be utilizing greater amounts of performance bonds because of the increased bonding capacity it believes will be available. See "-Increase Business Volume: Strengthen Financial Condition And Increase Bonding Capacity" above.

     Decrease Overall Cost Of Metal Building Manufacturing. As a result of the successful completion of the Company's proposed Offering and reduction of the Note to the Supplier, the Company believes it will be able to obtain purchase discounts on metal building components, which will enable it to increase margins and profitability; however there is no assurance that these purchase discounts will be available. The Company also believes it will increase its margins by contracting out its manufacturing and by concentrating on international sales for metal buildings.

                    Management's Plan To Remove The Threat To
              The Company's Ability To Continue As A Going Concern
              ----------------------------------------------------

     As a result of the Company's losses incurred in the fiscal year ended April 30, 1997 (approximately $4.2 million, including a non-recurring charge of $1.7 million), the Company's working capital position and ability to generate sufficient cash flows from operations to meet its operating and capital requirements has further deteriorated and these matters raise substantial doubt about the Company's ability to continue as a going concern without completion of the Company's proposed Offering or a substantial infusion of equity capital. The Company believes that it will be successful in removing the threat concerning its ability to continue as a going concern by adhering to closer and stricter scrutiny of its contract bids and utilizing the estimated net proceeds of approximately $2.38 million from the Company's proposed Offering to achieve profitability through lower interest and bonding costs and expanded volume as described above under "Increase Business Volume" and "Increase Margins And Profitability". Management believes that approximately $1.0 to $1.2 million of the proceeds from the Company's proposed Offering are necessary to remove the threat concerning the Company's ability to continue as a going concern and that if the Offering is completed, the proceeds from the Offering will enable the Company to continue operating for the foreseeable future at its current level of operations. There is no assurance these results will occur even if the Company's proposed Offering is consummated. If this does not occur, the Company will pursue other sources of financing, but there is no assurance any other source of financing will be available.

     The Company is current in its obligations to all lenders and major suppliers except for the Supplier described in "Indebtedness To Major Supplier", below, and except for the holders (the "Noteholders") of $300,000 principal amount of, and approximately $45,000 accrued interest on, certain outstanding unsecured notes. The Supplier has indicated that it has no intent of accelerating payment on any obligations as long as the Company's proposed Offering is completed. The Supplier has not indicated what it will do if the Offering is abandoned or otherwise terminated unsuccessfully. The Company has requested that the Noteholders extend their notes or otherwise wait for completion of the Offering before requiring payment. There is no assurance that the Noteholders will comply with this request.

     As a result of the losses incurred during fiscal year ended April 30, 1997, the audit report of the Company's independent auditors indicates that there is substantial doubt concerning the Company's ability to continue as a going concern without a substantial infusion of equity capital, such as that contemplated from the Company's proposed Offering. The implication of this to investors is that successful completion of the Offering (or an equity infusion from another source) is necessary for the Company to continue operations. See "ITEM 1. BUSINESS-Disclosure Regarding Forward- Looking Statements And Cautionary Statements-Cautionary Statements-No. 1. Substantial Doubt About The Company's Ability To Continue As A Going Concern Without Completion Of Public Offering", "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", and Note 2 to the Financial Statements.

Marketing

     The Company obtains business primarily through repeat business from previous and existing customers and recommendations from customers and vendors. As indicated elsewhere in this Annual Report on Form 10-K, the Company intends to utilize a portion of the proceeds of the Company's proposed Offering to undertake a marketing program that includes trade show attendance, sales call visits, and advertising. Management believes that a marketing program of this nature will have a positive impact on the Company's business. See foregoing subsections under "Description Of Business".

Reliance On Major Customers

     During the three months ended July 31, 1997 and the fiscal year ended April 30, 1997, one of the Company's customers, U-Haul, Inc., accounted for approximately $2.0 million and $7.3 million, respectively, or approximately 19 percent and 22 percent, respectively, of the Company's total revenues. For the fiscal year ended April 30, 1996, U-Haul, Inc. represented $8.1 million, or 26 percent, of the Company's total revenues. Although the loss of U-Haul, Inc.'s business could have a material adverse effect on the Company, the Company believes that this is unlikely to occur in the near future and that the potential effect on the Company will decrease over time as the Company's revenues from other customers increase.

Subsidiaries

     C.H.O.A. Construction Company ("C.H.O.A.") was formed in September 1993 to perform general construction services in the State of Louisiana. C.H.O.A. was formed as a Louisiana corporation and originally was owned 80 percent by the Company and 20 percent by a general contractor licensed in Louisiana.
Subsequently, the Company acquired the 20 percent minority interest, and C.H.O.A. became a wholly-owned subsidiary of the Company. C.H.O.A. was dissolved on September 13, 1996.

     L. Campbell Construction, Inc. ("Campbell") was formed as a wholly-owned subsidiary of the Company in order to handle the Company's turnkey and general construction operations. Campbell was incorporated under the laws of the State of Texas in January 1991. Since its inception in January 1991, much of the general construction work has been performed by the Company directly under agreement with U-Haul. Consequently, the Company has little or no future need to perform general construction operations under Campbell and expects to dissolve Campbell or merge Campbell with and into the Company. Campbell currently has no assets and no liabilities.

     In November 1994, two wholly-owned subsidiaries of the Company, American International Thermal Systems, Inc. ("AI Thermal") and American International Building Systems, Inc. ("AI Building"), merged with and into the Company. AI Thermal performed cold storage construction services and AI Building manufactured metal buildings and structural steel projects. The Company performs these same services through two of its divisions.

     In May 1994, AIC Management, Inc. ("AIC Management") merged with and into the Company. Before the merger, AIC Management was wholly-owned by Messrs. Clemons, Farrar and Wilson, each of whom is an officer, director and 29.47 percent stockholder of the Company. AIC Management was formed in February 1987 to provide management and consulting services to the construction industry, however all such services were provided to the Company. Prior to the merger, AIC Management owned the Company's office building and warehouse/assembly plant and leased them to the Company.

     In August 1994 and November 1994, respectively, the Company dissolved two of its inactive, wholly-owned subsidiaries, Belko Construction, Inc. and AIC Export Corporation.

Indebtedness To Major Supplier

     As of October 31, 1997, the Company owed its major supplier (the "Supplier") of metal building components $2,461,738 in accounts payable and $1,798,885 in principal and interest under a note (the "Note") dated April 24, 1996 executed by the Company. The Note is payable in installments and accrues interest at one percent above the prime rate designated in The Wall Street Journal. The Company is required to make consecutive weekly payments of $11,537 for outstanding accrued interest and principal, until April 24, 2001 when the Note will have been paid in full. The Company, which has the right to prepay the
Note in full or in part at any time without penalty, intends, and is required under the Loan Agreement, to pay $1,000,000 from the proceeds of the Company's proposed Offering to reduce the accounts payable to the Supplier. See "ITEM 1. BUSINESS-Disclosure Regarding Forward-Looking Statements And Cautionary Statement-Cautionary Statements-No. 3".

     Pursuant to the Loan Agreement effective April 24, 1996 between and among the Supplier, the Company, and Danny and Teresa Clemons, Ralph and Judith Farrar, Jim and Shirley Williams and John Wilson (collectively, the five individuals are referred to as the "Guarantors"), the Note is secured by a blanket security interest in all the Company's accounts, equipment, and inventory, whenever acquired, and all proceeds and products of such assets (collectively, the "Collateral"), subject only to security interests previously granted to FCLT, L.P., a Texas limited partnership. The Collateral secures the Note and all other obligations of the Company to the Supplier. The Company also must provide the Supplier with monthly financial statements prepared in accordance with generally accepted accounting principles and with audited annual financial statements that are not subject to a qualification of the auditors' opinion. The Loan Agreement prohibits the Company from assuming any additional liabilities except for (a) accounts payable and unsecured liabilities to vendors and suppliers, (b) up to $500,000 of private placement debt, and (c) those expenditures for goods and services incurred in the ordinary course of business on ordinary trade terms. The Company also is prohibited from: (i) compensating any of the Guarantors who are employees of the Company in excess of $150,000 per year during the term of the Loan Agreement, (ii) making any advances to third parties other than in the ordinary course of business and advances to employees for emergencies up to $25,000, (iii) investing in any other third parties, (iv) making any capital expenditure in excess of $25,000 or cumulative capital expenditures in excess of $120,000 in the aggregate annually, except for capital expenditures made with proceeds of the Company's proposed Offering and except for trade debt incurred in the ordinary course of business, (v) declaring or paying dividends, (vi) changing its corporate organization by merger, consolidation, joint venture or any other method without the written consent of the Supplier, (vii) substantially changing its management personnel or the general character of its business, and (viii) permitting the ratio of each of its current assets to current liabilities to decrease below 60 percent, but notwithstanding the foregoing, the Loan Agreement expressly states that the Company is in no way inhibited or prohibited from undertaking an initial public offering of stock. Pursuant to the Note and/or the Loan Agreement, if (a) any terms, covenants, or other obligations under the Loan Documents are breached or any representation or warranty is incorrect or materially misleading, (b) any judgment against any the Company remains undischarged for a period of 90 days,
(c) any Guarantor shall be adjudicated bankrupt or dies and the life insurance proceeds are not first applied to repay the Note, (d) the Company makes an assignment for the benefit of creditors, files a petition in bankruptcy, is adjudicated bankrupt or becomes insolvent, or (e) the Company fails to maintain earnings before interest expense equal to at least 1.5% of gross revenues, then all the outstanding amounts due under the Note shall become immediately due and payable. In addition, upon the occurrence of any of the above events, the Supplier may exercise its right of offset against the Collateral. The Loan

Agreement terminates upon the satisfaction of all obligations of the Guarantors and the Company under the Loan Documents. As of April 30, 1997, the Company was in default of a number of covenants under the Loan Agreement, and the Supplier agreed to waive these defaults. See "ITEM 1. BUSINESS -Disclosure Regarding Forward-Looking Statements And Cautionary Statements-Cautionary Statements-No.
3. Outstanding Indebtedness".

     Also pursuant to the terms of the Loan Agreement, the Company and the Supplier have agreed that, prior to commencement of the Company's proposed Offering, the Supplier may review a draft of the Prospectus or Registration Statement used in connection with the Company's proposed Offering and that the Company and the Supplier will attempt to cooperate with one another in agreeing upon language in the Prospectus or Registration Statement relating to the Supplier.

     Pursuant to the Security Agreement-Pledge effective April 24, 1996, the Company and Guarantors pledged to the Supplier all the issued and outstanding stock of the Company and its subsidiaries that they respectively own, and they agreed not to transfer or otherwise encumber any of these shares during the term of the Loan Agreement. Further, the Company and Guarantors executed Irrevocable Limited Stock Powers appointing the Supplier's legal counsel as attorney to transfer the above stock to the Supplier in the event of a default under the Loan Documents. The shares pledged as collateral are to be returned to the Guarantors and the Company upon the payment of all amounts due under the Note.

     The Guarantors also executed Continuing Guarantees to the Supplier which fully guaranteed all outstanding amounts due under the Note in the event of default under the Loan Documents.

FCLT Loans

     As of July 31, 1997, the Company owed FCLT, L.P., a Texas limited partnership ("FCLT"), an aggregate of approximately $322,000 (the "Debt") under two loan agreements. See "ITEM 1. BUSINESS -Disclosure Regarding Forward-Looking Statements And Cautionary Statements-Cautionary Statements-No. 3. Outstanding Indebtedness".

     One loan is evidenced by a promissory note in the face amount of $414,000, with an outstanding principal balance of $247,000 at July 31, 1997. The Company is required to make monthly payments on this note, including interest, of $4,907 to FCLT until June 1998, at which time all outstanding principal and interest become payable. The other loan is evidenced by a promissory note in the face amount of $180,000, with an outstanding principal balance of $75,000 at July 31, 1997. The Company is required to make monthly payments on this note, including interest, of $1,175 to FCLT until June 1998, at which time all outstanding principal and interest become payable. The Company's aggregate monthly payments, including interest, currently are $6,082 to FCLT. Interest accrues on the outstanding Debt at the rate of 10 percent per annum until maturity and at the rate of 18 percent per annum after maturity. The Company may prepay part of or all the Debt at any time without penalty.

     The Debt is secured by two Deeds of Trust on the Company's real property on which the Company's offices and warehouse/assembly plant are located. In the event that the Company sells any of this property, FCLT has the right to declare the entire outstanding Debt immediately due and payable. The Debt is guaranteed by each of Messrs. Wilson, Clemons and Farrar.

Government Regulation

     The Company's business is subject to a variety of governmental regulations and licensing requirements relating to construction activities. Prior to commencing work on a project in the United States, the Company is required to obtain building permits and, in some jurisdictions, a general contractor license is required by the state or local licensing authorities. In addition, the construction projects are required to meet federal, state and local code requirements relating to construction, building, fire and safety codes. In order to complete a project and obtain a certificate of occupancy, the Company is required to obtain the approval of local authorities confirming compliance with these requirements.

     The Company is subject to similar and sometimes more onerous government regulations and licensing requirements of any foreign countries in which it operates. Although the Company has not researched the applicable laws of all foreign countries, the Company is not aware of any significant impediments to doing business in most other countries. If significant impediments do arise in certain countries, the Company does not intend to pursue business there.

Employees

     The Company has approximately 120 employees including its Chief Executive Officer, the Presidents for each of its three divisions, an in-house legal counsel, one Vice President, one construction manager, five project managers, two operations coordinators, four estimators, five draftsmen, three salesmen, 20 superintendents, 50-60 construction employees, one purchasing manager and one purchasing coordinator, five accounting personnel and four secretarial, administrative and clerical employees.

     There are no family relationships among the Company's officers and directors.

ITEM 2.  PROPERTIES

     The Company occupies approximately 16,000 square feet of space in an office building and also owns 21,450 square feet of space in a warehouse/assembly plant/office at 14603 Chrisman, Houston, Texas. Both buildings, together with the approximately 7.3 acres on which they are located, are owned by the Company. The office building includes offices for the Company's metal buildings and mini-warehouse operations as well as for the Company's administrative and financial operations. The warehouse/assembly plant/office currently is being leased to another party on a month-to-month basis. Both buildings are encumbered by the Debt described under "ITEM 1. BUSINESS - FCLT Loans" and by the Note described under "ITEM 1. BUSINESS - Indebtedness To Major Supplier". The Company also leases 824 square feet of space in Conroe, Texas, for its cold storage construction services.

ITEM 3. LEGAL PROCEEDINGS

     No material legal proceedings, other than ordinary routine litigation incidental to the business of the Company are pending in which the Company is a party, or to which the property of the Company is subject, and no such material proceeding is known by management of the Company to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information. There is not any established public trading market for any of the registrants common equity.

     Holders. On October 31, 1997 the number of stockholders of record was 37.

     Dividends. The Company has not paid any cash dividends to date. As indicated under "ITEM 1. BUSINESS-Indebtedness To Major Supplier", the Company's Note to the Supplier prohibits the payment of any dividends until the Note is paid in full. The Company currently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying cash dividends on its Common Stock in the future.

     Recent Sales Of Unregistered Securities. In July 1996, the Company sold an aggregate of 500,100 shares of Common Stock, 3,000,000 Common Stock purchase warrants, and $300,000 aggregate face amount of promissory notes in reliance upon exemptions pursuant to Section 4(2) and 4(6) of the Securities Act of 1933, as amended (the "Securities Act"). These securities were sold solely to accredited investors in 300 units at a price of $1,000 per unit. Each unit consisted of 1,667 shares of Common Stock, 10,000 Warrants, and one promissory note in the face amount of $1,000.

     In January 1997, pursuant to the Company's 1994 Stock Option Plan, the Company granted stock options to purchase an aggregate of 172,000 shares of the Company's Common Stock at a purchase price of $5.00 per share to 52 persons who were employed by the Company. These grants were made pursuant to an exemption from registration under Section 3(b) of the Securities Act pursuant to Rule 701 under the Securities Act. The Company's obligation to issue options to purchase 127,000 shars terminated because of the termination of the employment of certain recipients.

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data of the Company presented below for each of the years in the five-year period ended April 30, 1997 are derived from the audited consolidated financial statements of the Company for these periods. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS " included elsewhere in this Annual Report. The selected consolidated financial data provided below is not necessarily indicative of the future results of operations or financial performance of the Company.



                                             1993         1994        1995           1996       1997
                                           --------     ----------------------------------------------

Statement of Operations Data:                     (In thousands except per share data)
-----------------------------

Contract revenues                           $16,843     $25,845(1)    $24,317      $31,185     $33,350

Contract cost                                13,905         22,566     20,812       27,204      31,388

Gross profit                                  2,938          3,279      3,505        3,981       1,962





Selling, general and administrative           3,091          3,303      3,021        3,359       3,839

Provision for doubtful accounts                  35            156         48           62         428

Bridge financing costs                          -0-            -0-        -0-          -0-     (1,305)

Interest and other financing costs             (192)          (219)      (188)        (184)       (308)

Write-off -IPO costs - capital                  -0-            -0-      (106)          -0-       (359)

Federal income tax expense                      -0-            -0-        -0-         (35)         -0-

Net income (loss) after pro forma
  income taxes                                 (361)          (420)        187          352     (4,197) (3)

Net income (loss) per share
 after pro forma income taxes(2)               (.12)          (.14)        .06          .12      (1.45)

Dividends paid per share                        .03            .01        -0-          -0-         -0-
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

                                             1993         1994          1995         1996        1997
                                           -------       ------        ------       ------      ------
Balance Sheet Data:                                         (In thousands)
------------------

Current Assets                              $3,058       $4,581        $4,163       $5,944      $7,297

Current Liabilities                          4,076        5,974         5,568        5,107      11,242

Working capital (deficiency)               (1,018)      (1,393)       (1,405)          837     (3,945)

Total assets                                 4,265        5,717         5,487        7,346       8,692

Long-term debt                                 519          495           454        2,422         327

Stockholders' equity (deficit)               (330)        (759)         (572)        (220)     (3,168)
-------------------------------------------------------------------------------------------------------

(1) See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for discussion of a non-recurring contract for $5.58 million that was performed during 1994.

(2) Prior to its acquisition during the year ended April 30, 1994, AIC Management, Inc. was a nontaxable entity. Pro forma income taxes were reflected herein as if AIC Management, Inc. had been a taxable entity for the periods preceding its acquisition.

(3) Includes a pre-tax charge of $1,305,250 ($.45 per share) for the year ended april 30, 1997 and $1,005,250 ($.35 per share) for the quarter ended July 31, 1996 as the amortized portion of the non-recurring pre-tax charge to earnings for the 500,100 shares of the Company's Common Stock that were issued in connection with the issuance of $300,000 of unsecured promissory notes in July 1996. This non-recurring charge was amortized over the term of the promissory notes. Also includes a non-recurring charge of $358,946 at April 30, 1997 for the write-off of capitalized offering costs. See Note 8 to "Notes To Consolidated Financial Statements" and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations

     The following table sets forth for the periods indicated the percentages that certain items are of total revenues and the percentage of change of that ratio from the corresponding year-earlier period:


                                                                                     Percentage Change From
                                      Percentage of Total Revenues                        Prior Period
                                 ----------------------------------------            ----------------------
                                                      Year Ended April 30
                                 --------------------------------------------------------------------------
                                   1995             1996             1997            1996              1997
                                   ----             ----             ----            ----              ----
Revenues:
  Contract revenues               100.0%           100.0%           100.0%           28.2%              7.8%
Costs and expenses:
  Contract costs                   85.6%            87.2%            94.1%           30.7%             15.4%
  Selling, general and
    administrative                 12.4%            10.8%            11.5%           11.2%             14.3%
  Provision for doubtful
    accounts                         .2%              .2%             1.3%           28.3%            596.5%
                                -------            -----            -----            ----             -----
  Private Placement
    financing costs                --               --                3.9%            --              100%
  Interest and other
   financing costs                   .8%              .6%              .9%           (1.9)%            67.1%
                                -------            -----            -----            ----             -----
Total costs and
  expenses:                        99.0%            98.8%           111.7%           28.0%             21.0%
                                -------            -----            -----            ----             -----


     Year Ended April 30, 1997 Compared With Year Ended April 30, 1996

     For the year ended April 30, 1997, the Company reported a net loss of $(4,197,239) or ($1.45) per share, on revenues of $33,350,003 as compared with net income of $351,570, or $.12 per share, on revenues of $31,184,828 for the year ended April 30, 1996. The increase in net loss is primarily attributable to the following: (a) the Company recorded a non-recurring non-cash charge of
$1,305,000  for  private  placement  costs and a  write-off  of  initial  public offering costs of $358,945; (b) the Company's gross margins decreased approximately $2,018,380 for the period ended April 30, 1997 as compared with the same period of the prior year; (c) the Company incurred an expense of $200,000 as a provision for doubtful accounts resulting from its agreement to settle a disputed account receivable by accepting $200,000 less than the full value of the account, and (d) the Company deferred recognition of gross profits of $253,084 during the fiscal year ended April 30, 1997 for self-storage construction contracts.

     The total margins decreased from 12.8% to 5.9% when comparing the year ended April 30, 1996 with the year ended April 30, 1997. This decreased margin is attributable primarily to the metal building division which earned revenues of $15 million with a margin of .4% for the year ended April 30, 1997 as compared with earned revenues of $9.2 million with a margin of 10% for the year ended April 30, 1996.

     The mini-warehouse division margins decreased to 9.9% on revenues of $16.7 million for the year ended April 30, 1997 as compared with margins of 13.8% on revenues of $20.6 million for the year ended April 30, 1996. The Thermal Systems division earned revenues of $1.7 million with margins of 15.7% for the year ended April 30, 1997 as compared with revenues of $1.4 million with margins of 14.8% for the comparable period in 1996.

     Selling, general and administrative expenses as a percentage of revenues increased to 11.5% for the year ended April 30, 1997 as compared with 10.8% for the year ended April 30, 1996. This increase in percentage is primarily a result of increasing insurance expenses. The Company anticipates that, to the extent that revenues continue to increase in the future, of which there is no assurance, selling, general and administrative expenses will increase at a lower rate.

     Interest expense increased $123,569 from $184,277 for the year ended April 30, 1996 to $307,846 for the year ended April 30, 1997. This increase is the result of the conversion of non-interest-bearing accounts payable to interest-bearing Notes Payable to Supplier effective in April 1996.

     The Company's contract backlog as of April 30, 1997 was $18.8 million as compared with $12.5 million as of April 30, 1996, an increase of $6.3 million, which is attributable to a $5 million increase in the backlog for the mini-warehouse construction division, a $1 million increase in the backlog for the metal building manufacturing division, and a $.3 million increase for the thermal systems division.

     For additional discussions concerning recent losses and the Company's ability to continue as a going concern, see "ITEM 1. BUSINESS-Disclosure Regarding Forward-Looking Statements And Cautionary Statements-Cautionary Statements-No. 1. Substantial Doubt About The Company's Ability To Continue As A Going Concern Without Completion Of A Public Offering" and "ITEM 1.
BUSINESS-Business Plan And Strategy" above and "-Liquidity And Capital Resources" below.

     Fiscal Year Ended April 30, 1996 Compared With Fiscal Year Ended April 30, 1995

     For fiscal year ended April 30, 1996, the Company reported a net profit of $352,000 or $.12 per share, on revenues of $31,185,000 as compared with net profit of $187,000, or $.06 per share, on revenues of $24,317,000 for the prior year. The increased profit resulted primarily from increased revenues and from a reduction in selling, general and administrative expenses as a percentage of revenues, which decreased to 10.8% of gross revenues in fiscal 1996 from 12.4% of gross revenues in fiscal 1995. See discussion above of selling, general and administrative expenses for the six months ended October 31, 1996 for additional information.

     The increase in total revenues from $24,317,000 in fiscal 1995 to $31,185,000 in fiscal 1996 is due primarily to a large increase in sales of the mini-warehouses and other general construction products. Although these increased sales were realized at a lower overall gross profit margin, management believes that the increase in volume more than justified growth in this area. The decrease in gross profit margin was from 14.4% for fiscal 1995 to 12.7% for fiscal 1996.

     The Company's contract backlog as of April 30, 1996 decreased to $12 million from $13.3 million as of April 30, 1995, which is primarily attributable to a lower volume of mini-warehouse general construction products. From April 30, 1994 to April 30, 1995, the Company's backlog increased from $10.5 million to $13.3 million, which was primarily attributable to both the metal building and min-warehouse general construction products.

     Interest expense decreased by $4,000 even though gross revenues increased by almost $7 million in fiscal 1996. This was primarily due to a favorable financing agreement negotiated with its major supplier which allowed the Company to substantially increase its existing outstanding accounts payable and therefore reduce its borrowings to finance accounts receivables.

Liquidity And Capital Resources

     As of April 30, 1997 the Company had current assets of $7,297,000 and current liabilities of $11,242,000, which represents a negative working capital of $(3,945,000) as compared with a positive working capital of $837,000 as of April 30, 1996. The $4,782,000 decrease in working capital is primarily attributable to the loss incurred from operations for fiscal 1997 of $4,197,000 and the increase in current portion of long-term debt of $1,884,000.

     As of April 30, 1997, the Company's cash balance decreased $106,000 as compared with the balance at April 30, 1996. This decrease is primarily attributable to the Company's operating loss during fiscal 1997, and the Company's utilizing available cash to reduce notes payable and capital lease obligations.

     The Company's net cash flow is materially affected by the timing of payments of accounts payable, other amounts owed, and collection of accounts receivable. The Company's cash flow from operations decreased $107,000 for fiscal 1997 as compared with fiscal 1996 as a result of the Company's loss from operations, which was partially offset by an increase in accounts payable of $51,600.

     For the fiscal year ending April 30, 1998, the Company is planning to make an aggregate of $50,000 of capital expenditures, which assumes the successful completion of the Company's proposed Offering. The current maturities of long-term debt and capital lease obligations that are required to be paid during fiscal 1998 are approximately $566,000 in the aggregate. Management of the Company believes that for fiscal 1998, the Company's funding from the Company's proposed Offering, and its financing arrangement with its major supplier, will be adequate for the Company to meet its requirements for operations, debt service and necessary capital expenditures. See "ITEM 1. BUSINESS-Disclosure Regarding Forward-Looking Statements And Cautionary Statements-Cautionary Statements-No. 3. Outstanding Indebtedness". However, without the successful completion of the Company's proposed Offering, the Company does not anticipate being able to undertake the majority of the capital expenditures planned for the fiscal year ending April 30, 1998.

     As indicated above and in the Company's financial statements, the Company incurred operating losses for each of the fiscal years ended April 30, 1997, 1994, and 1993, and there is no assurance that the operations of the Company will be profitable in the future. As a result of the Company's losses in fiscal 1997 (approximately $4.2 million, including a non-recurring charge and write-off of initial public offering costs of an aggregate of $1.7 million), the Company's working capital position and ability to generate sufficient cash flows from operations to meet its operating and capital requirements has further deteriorated. These matters raise substantial doubt about the Company's ability to continue as a going concern without completion of the Company's proposed Offering or a substantial infusion of equity capital. The Company believes that it will be successful in removing the threat concerning its ability to continue as a going concern by adhering to closer and stricter scrutiny of its contract bids and utilizing the estimated net proceeds of approximately $2.38 million from the Offering to achieve profitability through lower interest and bonding costs and expanded volume. Management believes that approximately $1.0 to $1.2 million of the proceeds from the Offering are necessary to remove the threat concerning the Company's ability to continue as a going concern and that if the Offering is completed, the proceeds from the Offering will enable the Company to continue operating for the foreseeable future at its current level of operations. There is no assurance these results will occur even if the Company's proposed Offering is consummated. If this does not occur, the Company will pursue other sources of financing, but there is no assurance any other source of financing will be available.

     The Company is current in its obligations to all lenders and major suppliers except for the Supplier described in "ITEM 1. BUSINESS-Disclosure Regarding Forward-Looking Statements And Cautionary Statements-Cautionary Statements-No. 3. Outstanding Indebtedness" and "BUSINESS-Indebtedness To Major Supplier" and except for the holders (the "Noteholders") of $300,000 principal amount unsecured notes as described in "ITEM 1. BUSINESS-Disclosure Regarding Forward-Looking Statements And Cautionary Statements-Cautionary Statements-No. 3". The Supplier has indicated that it has no intent of accelerating payment on any obligations as long as the Company's proposed Offering is completed. The Supplier has not indicated what it will do if the Company's proposed Offering is abandoned or otherwise terminated unsuccessfully. The Company has requested that the Noteholders extend their notes or otherwise wait for completion of the Offering before requiring payment. There is no assurance that the Noteholders will comply with this request.

     As a result of the losses incurred in the fiscal year ended April 30, 1997, the audit report of the Company's independent auditors indicates that there is substantial doubt concerning the Company's ability to continue as a going concern without a substantial infusion of equity capital, such as that contemplated from the Company's proposed Offering. The implication of this to investors is that successful completion of the Company's proposed Offering (or an equity infusion from another source) is necessary for the Company to continue operations. See "ITEM 1. BUSINESS-Disclosure Regarding Forward-Looking Statements And Cautionary Statements-Cautionary Statements-No. 1. Substantial Doubt About The Company's Ability To Continue As A Going Concern Without Completion Of Public Offering", "ITEM 1. BUSINESS-Business Plan And Strategy",
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA", and Note 2 to the Financial Statements.

     As of April 30, 1997, the Company's backlog was $18.8 million as compared with $12.5 million as of April 30, 1996. The Company anticipates that its operating results for fiscal 1998 will not significantly alter its liquidity or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company did not engage in any activities related to market risk sensitive instruments during the fiscal year ended April 30, 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements that constitute Item 8 are attached at the end of this Annual Report on Form 10-K. An index to these Financial Statements is set forth below:

                                                                         Page
                                                                         ----
Index To Financial Statements                                             F-1

Independent Auditor's Report                                              F-2

Financial Statements
   Consolidated Balance Sheets as of April 30, 1996 and 1997              F-3

   Consolidated Statements of Operations for each of the
   three years ended April 30, 1995, 1996 and 1997                        F-4

   Consolidated Statements of Stockholder's Equity (Deficit)
   for each of the three years in the period ended April 30, 1997         F-5

   Consolidated Statements of Cash Flows for each of the
   three years ended April 30, 1995, 1996 and  1997                       F-6

   Notes to Consolidated Financial Statements                             F-8

   Independent Auditor's Report - Consolidated Financial
   Statement Schedule                                                     S-1

   Schedule II - Consolidated Valuation and Qualifying Accounts           S-2

All other schedules are omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Officers and Directors of the Company are as follows:


Name                      Age            Position
----                      ---            --------

John T. Wilson            43   Chief Executive Officer, Chairman Of The Board
                               and Director

Danny R. Clemons          47   President/Mini-Warehouse Division and Director

Ralph L. Farrar           50   President/Metal Buildings Division, Secretary
                               and Director

Jim W. Williams           43   Vice President/Finance, Chief Financial Officer,
                               Assistant Secretary and Director

                               Director
Louis S. Carmisciano      55


     John T. Wilson has served as Chief Executive Officer of the Company since May 1992 after having served as Vice President from May 1985 to May 1992. Mr. Wilson also has served as a Director of the Company since its formation in May 1985 and as Chairman Of The Board since November 1994. In addition to his other responsibilities as Chief Executive Officer, Mr. Wilson coordinates the Company's marketing, administrative and financial activities. Mr. Wilson has in excess of 22 years of experience working in the construction industry.

     Danny R. Clemons has served as President of the Mini-Warehouse Division of the Company since November 1994 after having served as President of the Company from December 1986 to November 1994. Mr. Clemons also has served as a Director of the Company since May 1985. Mr. Clemons has in excess of 25 years of experience working in the construction industry.

     Ralph L. Farrar has served as President of the Metal Buildings Division of the Company since November 1994 and Secretary and a Director of the Company since May 1985. Mr. Farrar also served as Treasurer of the Company from May 1985 to November 1994. Mr. Farrar has in excess of 27 years of experience working in the construction industry.

     Jim W. Williams has served as Vice President of Finance and Chief Financial Officer of the Company since January 1990, and as a Director since June 1996. From January 1989 to January 1990, Mr. Williams served as Controller of Care Shipping, Inc., which engaged in the business of marine terminal and stevedoring operations. From January 1981 to January 1989, Mr. Williams served as Treasurer and Controller of Shippers Stevedoring, Inc., which engaged in the business of marine terminal and stevedoring operations. Mr. Williams received a B.A. Degree in Business Administration from Hardin-Simmons University in Abilene, Texas in 1977.

     Louis S. Carmisciano became a Director of the Company on January 14, 1997. Since 1984, Mr. Carmisciano has served as the President of LSC Associates, Inc., a firm providing consulting services to the construction and real estate industries. Mr. Carmisciano, as President of LSC Associates, Inc., has provided consulting services to the Company since July 1996. Prior to 1984, Mr. Carmisciano was the senior vice president of Dimeo Enterprises, Inc., a real estate developer and contractor, and also served as an audit manager for Touche Ross & Co. In addition, since 1978, Mr. Carmisciano has served as a professional lecturer at the Hartford Graduate Center in Hartford, Connecticut and has lectured for the American Subcontractors Association, the Rhode Island Bankers Association, and the Massachusetts and Rhode Island Societies Of Certified Public Accountants. Mr. Carmisciano is a member of the Association of General Contractors, the American Subcontractors Association, the Construction Financial Management Association, the American Institute of Certified Public Accountants, the Massachusetts Society of Certified Public Accountants, and the Rhode Island Society of Certified Public Accountants. Mr. Carmisciano is a certified public accountant licensed in the Commonwealth of Massachusetts and the State of Illinois and received a B.S. Degree in Business Administration from Northeastern University in Boston, Massachusetts in 1963.

     Another key employee of the Company is as follows:

     Jimmy M. Rogers, 45, has been in charge of the Company's cold storage services since September 1990 and has served as President of the Thermal Systems Division of the Company since November 1994. From 1982 to September 1990, Mr. Rogers served as Vice President of Cold Storage Construction Company, which engaged in freezer and refrigerated unit installation. Mr. Rogers has in excess of 12 years of experience working in the freezer and refrigerated installation industry. Mr. Rogers received a B.S. Degree in Business Agriculture from Hardin-Simmons University in Abilene, Texas in 1980.

     There are no family relationships between any of the above officers, directors and key employees of the Company.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by certain officers of the Company. No other employee of the Company, except as set forth below, received total salary and bonus exceeding $100,000 during any of the last three fiscal years.

Summary Of Annual Compensation Table



                                   Fiscal Year
Name and Principal                 Ended                                    All Other
Position                           April 30,           Salary ($) (1)       Compensation ($) (2)
=================================================================================================

John T. Wilson                     1997                72,500                5,109
 Chief Executive Officer,          1996                72,000                6,811
  Chairman Of The                  1995                72,000                6,120
  Board and a director

Danny R. Clemons                   1997                72,500                3,600
  President/Mini-                  1996                72,000                8,329
  Warehouse Division               1995                72,000                6,661
  and a director

Ralph L. Farrar                    1997                72,500                4,180
  President/Metal                  1996                72,000                8,286
  Buildings Division               1995                72,000                7,533
  and a director

-------------------------

(1) The dollar value of base salary (cash and non-cash) received. Each of the named individuals currently is receiving a salary of $85,000 per year. For a description of employment agreements with the named individuals, see below, "Employment Contracts And Termination Of Employment And Change-In-Control Agreements".

(2) All other compensation received that the Company could not properly report in any other column of the Summary Compensation Table, consisting of annual Company contributions or other allocations to the Company's 401(k) plan, amounts paid for group medical insurance premiums, and amounts paid on behalf of the named person for life insurance premiums. The amounts shown consist of the following: 1997: John T. Wilson - $1,750 for 401(k) plan contributions, $2,180 for group medical insurance premiums, and $130 for life insurance premiums; Danny R. Clemons - $120 for 401(k) plan contributions, $2,140 for group medical insurance premiums, and $1,340 for life insurance premiums; and Ralph L. Farrar - $1,750 for 401(k) plan contributions, $2,300 for group medical insurance premiums, and $130 for life insurance premiums; 1996: John T. Wilson - $1,184 for 401(k) contributions, $4,292 for group medical insurance premiums, and $1,335 for life insurance premiums; Danny R. Clemons - $1,579 for 401(k) plan contributions, $4,292 for group medical insurance premiums, and $2,458 for life insurance premiums; and Ralph L. Farrar - $1,184 for 401(k) plan contributions, $4,490 for group medical insurance premiums, and $2,612 for life insurance premiums; and 1995: John T. Wilson - $1,016 in 401(k) contributions, $4,107 for group medical insurance premiums, and $997 for life insurance premiums; Danny R. Clemons - $897 for 401(k) plan contributions, $4,107 for group medical insurance premiums, and $1,657 for life insurance premiums; and Ralph L. Farrar - $1,016 for 401(k) plan contributions, $4,681 for group medical insurance premiums, and $1,836 for life insurance premiums.

Compensation Of Directors
-------------------------

     Louis S. Carmisciano, a Director of the Company who is neither an officer nor an employee of the Company, will be paid $150 per hour for his services as a Director of the Company. Mr. Carmisciano also is the President of LSC Associates, Inc. ("LSC"), which provides consulting services to the Company. This arrangement is described under "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Consulting Agreement". Jim W. Williams, the Vice President Of Finance, Chief Financial Officer and a Director of the Company, received options to purchase up to 10,000 shares of the Company's Common Stock in January 1997. For a description of the terms of these options, see below "--Option Grants". The Company has no other arrangement pursuant to which the other directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.

Employment Contracts And Termination Of Employment And Change-In-Control Arrangements
------------------------------------------------------------------------

     The Company has entered into three-year employment agreements that began on January 1, 1995 with each of the following executive officers: John T. Wilson, Danny R. Clemons, Ralph L. Farrar, and Jim W. Williams. Each of the agreements is terminable at will and automatically renews for consecutive one-year terms unless a party provides written notice of its desire not to renew. The annual salary during the term of the agreements are the following amounts, although the Board Of Directors of the Company may increase the salary in its sole discretion: John T. Wilson, Danny R. Clemons, Ralph L. Farrar, and Jim W. Williams, $85,000 each. The Company also will pay all the premiums on two $500,000 term life insurance policies covering each of the above executive officers, of which one policy covering each of them is a key-man policy for which the Company is the beneficiary and the other policy is for the benefit of a beneficiary designated by the respective executive officer.

     The Company also has entered into a ten-year employment agreement with Jimmy M. Rogers that became effective on May 1, 1993. This agreement is terminable at will and automatically renews for consecutive one-year terms unless either party provides written notice of its desire not to renew. The annual salary during the term of the agreement is presently $66,000 although the Board Of Directors of the Company may increase this amount in its sole discretion. The agreement also provides for Mr. Rogers to receive the following:
(i) an incentive bonus equal to 18 percent of the annual net operating profit of the thermal systems division of the Company; (ii) bonus payments of $17,000 on November 16, 1993 and of $13,600 on each December 1 from and including 1994 through 1998, provided that he still is employed by the Company on those respective dates; and (iii) payment by the Company of the premiums on a $1 million key-man life insurance policy covering Mr. Rogers, of which 50 percent of the proceeds is distributable to the Company and 50 percent to a beneficiary designated by Mr. Rogers.

     The Company has no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer's employment with the Company or from a change-in-control of the Company, unless the Company terminates the employment of an executive officer without cause before the full term of the employment agreement expires, in which case the Company is required to pay three months salary to that executive officer.

Compensation Committee Interlocks And Insider Participation.
------------------------------------------------------------

     The Company's Board Of Directors determines the compensation for the Company's executive officers. The Company has no compensation committee or other committee of the Board Of Directors that performs a similar function. Each of the Company's current directors except for Louis S. Carmisciano also is an executive officer of the Company. John T. Wilson, Danny R. Clemons, and Ralph F. Farrar, each of whom is an executive officer and employee of the Company, participated in deliberations of the Company's Board Of Directors concerning executive officer compensation during the fiscal year ended April 30, 1996. Jim
W. Williams became a director of the Company in June 1996. Mr. Williams also is the Vice President/Finance and Chief Financial Officer of the Company.

Option Grants
-------------

     On January 14, 1997, the Company issued incentive stock options to purchase an aggregate of 172,000 shares of Common Stock to employees of the Company, including options to purchase 10,000 shares issued to each of Jim W. Williams, the Vice President Of Finance, Chief Financial Officer and a Director of the Company, and Jimmy M. Rogers, President of the Thermal Systems Division of the Company. These options were granted pursuant to the Company's 1994 Stock Option Plan and allow the recipients to purchase shares of the Common Stock at an exercise price of $5.00 per share. With respect to each recipient of options, one-fourth of their options become exercisable on each of the first, second, third and fourth anniversaries of the completion of the Company's proposed initial public Offering. The Company's obligation to issue options to purchase 127,000 shares terminated because of the termination of the employment of certain recipients.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table summarizes certain information as of October 31, 1997 with respect to the beneficial ownership of the Company's Common Stock (i) by the Company's officers and directors, (ii) by stockholders known by the Company to own five percent or more of the Company's Common Stock, and (iii) by all officers and directors as a group.


                                    Amount And
                                    Nature Of
Name And Address                    Beneficial             Percentage Of Class
Of Beneficial Owner                 Ownership              Beneficially Owned
-------------------                 ---------              ------------------


Danny R. Clemons(1)                  707,319                     24.4%
14603 Chrisman
Houston, Texas  77039


Ralph L. Farrar(1)                   707,319                     24.4%
14603 Chrisman
Houston, Texas  77039


John T. Wilson(1)                    707,319                     24.4%
14603 Chrisman
Houston, Texas  77039


Jim W. Williams(1)                   135,444                      4.7%
14603 Chrisman
Houston, Texas  77039


Louis S. Carmisciano                    0                          0%
P.O. Box 1114
Chicago, Illinois 60690-1114


All Officers And Directors          2,257,401                    77.8%
As A Group (Five Persons)(1)

--------------------

(1) All the shares owned by each of Messrs. Clemons, Farrar, Wilson and Williams are pledged as collateral for the Company's indebtedness to the Supplier as described under "ITEM 1. BUSINESS--Indebtedness To Major Supplier". If there were a default in this indebtedness and the Supplier were to foreclose on the pledged shares, a change of control of the Company could result. See "ITEM 1. BUSINESS--Indebtedness To Major Supplier".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Conflicts Of Interest Policy.
-----------------------------

     The Company has established a policy for considering transactions with directors, officers, and stockholders of the Company and their affiliates. Pursuant to this policy, the Board Of Directors of the Company will not approve any such related party transactions unless the Board Of Directors has determined that the terms of the transaction are no less favorable to the Company than those available from unaffiliated parties. Because this policy is not contained in the Company's Certificate Of Incorporation or Bylaws, this policy is subject to change at any time by the vote of the Board Of Directors. It currently is not contemplated that this policy will be changed. The Board has determined that the transactions described below were made on terms no less favorable to the Company than would have been available from unaffiliated parties.

Grants Of Stock Options.
------------------------

     On January 14, 1997, the Company granted options to purchase an aggregate of 172,000 shares of the Company's Common Stock to employees of the Company pursuant to the Company's 1994 Stock Option Plan. Included in these option grants were options to purchase 10,000 shares granted to each of Jim W. Williams and Jimmy M. Rogers. The exercise price of these options is $5 per share. One fourth of the options granted become exercisable on each of the first, second, third and fourth anniversaries of the completion of the Company's proposed initial public Offering, and all of these options expire on the fifth anniversary of the completion of the Offering. The Company's obligation to issue options to purchase 127,000 shares terminated because of the termination of the employment of certain recipients.

Delaware Reincorporation And Capital Restructurings.
----------------------------------------------------

     In May 1994, AIC Management, Inc. merged with and into the Company. As part of the merger, the shareholders of AIC Management, Inc. received an aggregate of 75,000 shares of the Company's common stock, which after its issuance constituted 50 percent of the Company's outstanding shares. The shareholders of AIC Management, Inc. at the time of the merger were John T. Wilson, Danny R. Clemons and Ralph L. Farrar. In determining that the values of the two companies were approximately equal, the Company and AIC Management, Inc. considered the net book value of the assets of each, an appraisal of the value of the land and a building owned by AIC Management, Inc., and their respective estimates of the fair market value of the land and building.

     In June 1994, the Company changed its state of incorporation and effected a 16-for-1 stock split by forming a wholly-owned Delaware subsidiary into which the Company was merged. As a result of this transaction, the Company became a Delaware corporation with 2,400,000 shares of Common Stock outstanding. All references in this Annual Report on Form 10-K to numbers of shares give effect to this stock split and the issuance of 75,000 shares to the shareholders of AIC Management.

Employment Agreements.
----------------------

     The  Company  is a party to  employment  agreements  with  each of its four
officers.   These   agreements   are   described   under  "ITEM  10.   EXECUTIVE
COMPENSATION".

Consulting Agreement.
---------------------

     LSC Associates, Inc. ("LSC"), of which Louis S. Carmisciano is the President, has served as a consultant to the Company since July 1, 1996. Pursuant to the original agreement, which terminated on December 31, 1996, LSC received $5,000 per month plus expenses for consulting services provided to the Company during the six month period ended December 31, 1996. This agreement provided that the Company and LSC would evaluate the arrangement at December 31, 1996 and determine whether to enter into a new arrangement, which might include continuing to retain LSC as a consultant and electing Mr. Carmisciano as a Director. Effective January 1, 1997, the arrangement was modified to retain LSC as a consultant on an as needed basis for $150 per hour, with no minimum hour requirement. Mr. Carmisciano was elected a Director of the Company on January 14, 1997. Mr. Carmisciano will be paid at the same hourly rate for services provided to the Company as a Director.

Interests In U.S. Storage, Inc. And U.S. Storage Management Services, Inc.
--------------------------------------------------------------------------

     As of October 16, 1996, each of Danny Clemons, Leroy Farrar, and John T. Wilson transferred to the Company all of their interests in U.S. Storage, Inc. ("U.S. Storage") and U.S. Storage Management Services, Inc. ("Management Services"). U.S. Storage was formed for the purpose of owning mini-warehouse facilities, and Management Services was formed for the purpose of providing management services for mini-warehouse facilities. In exchange for these transfers, each of Messrs. Clemons, Farrar and Wilson received the right to receive eight and one-third percent of any cash distributions received by the Company from U.S. Storage or its successors. Messrs. Clemons, Farrar, and Wilson had acquired their respective interests in U.S. Storage consisting, for each of them, of 25 percent of the common stock of U.S. Storage, in February 1996 for $500 each. Messrs. Clemons, Farrar, and Wilson had acquired their respective interests in Management Services, consisting, for each of them, of 25 percent of the common stock of Management Services, in May 1996 for $250 each. On October 17, 1996, the Company exchanged all its interest in U.S. Storage for a 37.5 percent interest in U.S. Storage/Westheimer G.P.L.C. ("Westheimer") and it sold all its interest in Management Services to a former employee for $15,000 including $7,500 cash and release of the Company from $7,500 in commissions owed to the individual. Westheimer is involved in the ownership of mini- warehouse facilities.

     As of October 23, 1996, Messrs. Clemons, Farrar and Wilson each transferred to Jim W. Williams, an officer and director of the Company, the right to receive one and two-thirds percent of any cash distributions received by the Company from U.S. Storage or its successors. As a result of these transfers, each of Messrs. Clemons, Farrar and Wilson has the right to receive six and two-thirds percent, and Mr. Williams has the right to receive five percent, of any cash distributions received by the Company from U.S. Storage or its successors.

     None of Messrs. Clemons, Farrar or Wilson ever has received any payment, distribution, or other economic benefit from either U.S. Storage or Management Services. In May 1996, prior to assignment of all the interests of Messrs. Clemons, Farrar and Wilson in U.S. Storage and Management Services to the Company, the Company entered into a contract with U.S. Storage/Westheimer, Ltd. for the Company to construct a mini-warehouse facility for approximately $1.36 million. U.S. Storage/Westheimer, Ltd. is a limited partnership in which Westheimer owns a 45 percent interest, which results in the Company's owning a
16.875 percent beneficial interest in U.S. Storage/Westheimer, Ltd. The Company believes that the terms of this contract were at least as favorable to the Company as the terms and conditions of all other similar contracts for construction of mini-warehouse facilities that the Company enters into with unrelated parties. As indicated above, none of Messrs. Clemons, Farrar or Wilson has ever received any payment, distribution or any other economic benefit from U.S. Storage or Management Services, and each of these three individuals has transferred all of his respective right, title, and interest in and to each of U.S. Storage and Management Services to the Company.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (a)(2) Financial Statements And Financial Statement Schedules. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Index".

(a)(3) Exhibits

                                  Exhibit Index

Exhibit No.                Description

    2.1 Plan Of Merger of American International Construction, Inc. and AIC Management, Inc.(1)

    2.2 Plan Of Merger of American International Construction, Inc. and American International Thermal Systems, Inc.(1)

    2.3 Plan Of Merger of American International Construction, Inc. and American International Building Systems, Inc.(1)

    3.1(a) Certificate Of Incorporation filed with the Delaware Secretary Of State on June 7, 1994.(1)

    3.1(b) Certificate of Amendment To The Certificate of Incorporation filed with the Delaware Secretary of State on July 26, 1996.(5)

    3.2        Bylaws.(1)

    4          Specimen Common Stock Certificate.(1)

    10.1A Loan Agreement effective April 24, 1996 between and among the Company, Metal Building Components, Inc. ("MBCI"), Danny Roy
               Clemons, Ralph Leroy Farrar, Judith Ann Farrar, Jimmy Wayne Williams, Shirley Beth Williams, and John Thomas Wilson.(5)

    10.1B Letter Agreement dated October 8, 1996 modifying Loan Agreement dated April 24, 1996.(6)

    10.1C Letter Agreement dated December 31, 1996 modifying Loan Agreement dated April 24, 1996.(7)

    10.1D      Letter   Agreement   dated  September  19,  1997  modifying  Loan
               Agreement dated April 24, 1996.

    10.1E

               Letter Agreement dated November 3, 1997 modifying Loan Agreement dated April 24, 1996.

    10.2 Renewal, Extension And Modification Agreement effective as of September 3, 1993 between American International Construction, Inc. and Texas Commerce Bank National Association.(1)

    10.3 Renewal, Extension And Modification Agreement effective as of September 5, 1993 between American International Construction, Inc. and Texas Commerce Bank National Association.(1)

    10.4A Renewal, Extension And Modification Agreement effective as of March 5, 1995 between American International Construction, Inc. and Texas Commerce Bank National Association.(4)

    10.4B Renewal, Extension And Modification Agreement effective as of March 5, 1995 between American International Construction, Inc. and Texas Commerce Bank National Association.(4)

    10.5       Employee Stock Option Plan.(1)

    10.8 Revised Form of Executive Service Agreement between the Company and each of John T. Wilson, Danny R. Clemons, Ralph L. Farrar and Jim W. Williams.(3)

    10.8A Schedule Identifying Material Differences Among Executive Service Agreements between the Company and each of John T. Wilson, Danny
               R. Clemons, Ralph L. Farrar and Jim W. Williams.(1)

    10.9 Executive Service Agreement between the Company and Jimmy M. Rogers dated November 16, 1994.(1)

    10.10 Agreement dated May 23, 1996 between the Company and U.S. Storage\Westheimer, Ltd. concerning site preparation for the U.S. Storage mini-warehouse facilities in Houston, Texas.(7)

    10.11 Agreement dated May 23, 1996 between the Company and U.S. Storage\Westheimer, Ltd. concerning the construction of the U.S. Storage mini-warehouse facilities in Houston, Texas.(7)

    10.12 Form of Conveyance, Transfer And Assignment Of Corporate Stock Separate From A Certificate executed by each of Messrs. Clemons, Farrar and Wilson transferring their respective interests in the U.S. Storage, Inc. and U.S. Storage Management Services, Inc. to the Company.(6)

    21         List of subsidiaries of Registrant. (1)

    27         Financial Data Schedule
---------------------

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 filed with the Securities And Exchange Commission ("SEC") on December 12, 1994, File No. 33-87336.

(2)  Incorporated   by  reference   from  the  Company's   Amendment  No.  1  to
     Registration Statement on Form S-1 filed with the SEC on January 24, 1995, File No. 33-87336.

(3)  Incorporated   by  reference   from  the  Company's   Amendment  No.  2  to
     Registration Statement on Form S-1 filed with the SEC on February 15, 1995, File No. 33-87336.

(4)  Incorporated   by  reference   from  the  Company's   Amendment  No.  3  to
     Registration Statement on Form S-1 filed with the SEC on March 16, 1995, File No. 33-87336.

(5) Incorporated by reference from the Company's Registration Statement on Form S-1 filed with the SEC on August 5, 1996, File No. 333-9583.

(6)  Incorporated   by  reference   from  the  Company's   Amendment  No.  1  to
     Registration Statement on Form S-1 filed with the SEC on November 1, 1996, File No. 333-9583.

(7)  Incorporated   by  reference   from  the  Company's   Amendment  No.  2  to
     Registration Statement on Form S-1 filed with the SEC on December 31, 1996, File No. 333-9583.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Independent Auditor's Report.................................................F-2

Financial Statements:
   Consolidated Balance Sheets as of April 30, 1996 and 1997 ................F-3

   Consolidated  Statements of Operations for each of the three years ended April 30, 1995, 1996 and 1997 ...............................F-4

   Consolidated  Statements of  Stockholders'  Equity (Deficit) for each of the three years in the period ended April 30, 1997 ................F-5

   Consolidated  Statements of Cash Flows for each of the three years ended April 30, 1995, 1996 and 1997 ...............................F-6

   Notes to Consolidated Financial Statements................................F-8

   Independent Auditor's Report - Consolidated Financial Statement Schedule..S-1

   Schedule II - Consolidated Valuation and Qualifying Accounts..............S-2

                          INDEPENDENT AUDITOR'S REPORT



To the Stockholders
American International Consolidated, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of American International Consolidated, Inc. and Subsidiaries as of April 30, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended April 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American International Consolidated, Inc. and Subsidiaries as of April 30, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that American International Consolidated, Inc. and Subsidiaries will continue as a going concern. As more fully discussed in Note 2 to the consolidated financial statements, the Company has incurred a net loss of $4,197,000 for the year ended April 30, 1997, which includes a non-recurring charge of $1,305,000 related to the Company's private placement of securities in July 1996 and a non-recurring charge of $359,000 arising from the writeoff of capitalized offering costs. As a result of this loss, the Company's working capital position and ability to generate sufficient cash flows from operations to meet its operating and capital requirements has deteriorated. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Hein & Associates LLP
-----------------------------------
HEIN + ASSOCIATES LLP
Certified Public Accountants

Houston, Texas
July 23, 1997


                                   AMERICAN INTERNATIONAL CONSOLIDATED, INC.
                                              AND SUBSIDIARIES

                                          Consolidated Balance Sheets


                                                                                             April 30,
                                                                                   ------------------------------
                                                                                       1996              1997
                                                                                   ------------      ------------

                                                           ASSETS
                                                           ------
Current assets:
    Cash                                                                           $    265,949      $    160,211
    Accounts receivable:
       Contracts, less allowance for doubtful accounts                                4,874,421         5,637,320
       Employee                                                                          26,543             8,274
    Costs and estimated earnings in excess
       of billings on uncompleted contracts                                             645,420         1,303,101
    Other current assets                                                                131,725           188,253
                                                                                   ------------      ------------
          Total current assets                                                        5,944,058         7,297,159
                                                                                   ------------      ------------

Property and equipment, net                                                           1,185,841         1,132,072
Capitalized offering costs                                                              158,764           120,848
Other assets                                                                             57,420           141,761
                                                                                   ------------      ------------

          Total assets                                                             $  7,346,083      $  8,691,840
                                                                                   ============      ============


                                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                             ----------------------------------------------

Current liabilities:
    Note payable to stockholders, net of discount                                  $       --        $    300,000
    Current portion of long-term debt and capital
         lease obligations                                                              552,264         2,136,244
    Accounts payable                                                                  3,980,484         7,006,908
    Accrued payroll and and related expenses                                            108,970            80,914
    Billings in excess of costs and estimated earnings on
       uncompleted contracts                                                            261,319         1,556,787
    Other current liabilities                                                           204,247           161,372
                                                                                   ------------      ------------
          Total current liabilities                                                   5,107,284        11,242,225
                                                                                   ------------      ------------

Long-term debt, net of current portion                                                2,400,005           294,945
Capital lease obligations, net of current portion                                        22,287            32,268
Deferred contract revenue                                                                  --             253,084
Other liabilities                                                                        37,000            37,000
                                                                                   ------------      ------------

          Total liabilities                                                           7,566,576        11,859,522

Contingencies (Note 10)

Stockholders' equity (deficit):
    Preferred stock, $1.00 par value; 1,000,000 shares authorized;
       none issued                                                                         --                --
    Common stock, $.001 par value; 20,000,000 shares authorized;
       2,400,000 shares issued and outstanding at April 30, 1996;
       2,900,100 issued and outstanding at April 30, 1997                                 2,400             2,900
    Additional paid-in capital                                                          145,755         1,395,305
    Accumulated deficit                                                                (368,648)       (4,565,887)
                                                                                   ------------      ------------
          Total stockholders' equity (deficit)                                         (220,493)       (3,167,682)
                                                                                   ------------      ------------
          Total liabilities and stockholders' equity (deficit)                     $  7,346,083      $  8,691,840
                                                                                   ============      ============

                  See accompanying notes to these consolidated financial statements.


                                                 F-3

                       AMERICAN INTERNATIONAL CONSOLIDATED, INC.
                                   AND SUBSIDIARIES

                         Consolidated Statements of Operations


                                                      Year Ended April 30,
                                    --------------------------------------------------
                                        1995               1996               1997
                                    ------------       ------------       ------------


Contact revenue                     $ 24,317,051       $ 31,184,828       $ 33,350,003

Contract cost                         20,812,194         27,204,243         31,387,798
                                    ------------       ------------       ------------

    Gross profit                       3,504,857          3,980,585          1,962,205

Selling, general and
    administrative                     3,020,997          3,359,653          3,838,880

Provision for doubtful
    accounts                              47,919             61,504            428,384

Other income (expense):
    Interest and other
       financial costs                  (187,908)          (184,277)          (307,846)
    Writeoff of capitalized
       costs in connection
       with delayed offering            (105,743)              --             (358,946)
    Bridge-financing costs                  --                 --           (1,305,250)
    Interest income and
          other, net                      44,372             11,419             79,862
                                    ------------       ------------       ------------

Income (loss) before federal
    income taxes                         186,662            386,570         (4,197,239)

Federal income tax expense                  --              (35,000)              --
                                    ------------       ------------       ------------

Net income (loss)                   $    186,662       $    351,570       $ (4,197,239)
                                    ============       ============       ============

Net income (loss)per share          $        .06       $        .12       $      (1.45)
                                    ============       ============       ============

Weighted average common
    shares outstanding                 2,900,100          2,900,100          2,900,100
                                    ============       ============       ============

          See accompanying notes to these consolidated financial statements.


                                          F-4



                                          AMERICAN INTERNATIONAL CONSOLIDATED, INC.
                                                      AND SUBSIDIARIES

                                  Consolidated Statements of Stockholders' Equity (Deficit)



                                                   Common Stock              Additional
                                          ----------------------------         Paid-In        Accumulated
                                            Shares            Amount           Capital          Deficit           Total
                                          -----------      -----------      -----------      ------------      -----------

Balances, May 1, 1994                       2,400,000      $     2,400      $   145,755      $  (906,880)      $  (758,725)

    Net income                                   --               --               --            186,662           186,662
                                          -----------      -----------      -----------      -----------       -----------

Balances, April 30, 1995                    2,400,000            2,400          145,755         (720,218)         (572,063)

    Net income                                   --               --               --            351,570           351,570
                                          -----------      -----------      -----------      -----------       -----------

Balances, April 30, 1996                    2,400,000            2,400          145,755         (368,648)         (220,493)

    Common stock issued in
       connection with private
       placement offering                     500,100              500        1,249,550             --           1,250,050

    Net loss                                     --               --               --         (4,197,239)       (4,197,239)
                                          -----------      -----------      -----------      -----------       -----------

Balances, April 30, 1997                    2,900,100      $     2,900      $ 1,395,305      $(4,565,887)      $(3,167,682)
                                          ===========      ===========      ===========      ===========       ===========






                          See accompanying notes to these consolidated financial statements.


                                                            F-5

                       AMERICAN INTERNATIONAL CONSOLIDATED, INC.
                                   AND SUBSIDIARIES

                         Consolidated Statements of Cash Flows


                                                        Year Ended April 30,
                                            -------------------------------------------
                                                1995            1996            1997
                                            -----------     -----------     -----------

Cash flows from operating activities:
    Net income                              $   186,662     $   351,570     $(4,197,239)
    Adjustments to reconcile net income
       (loss) to net cash provided by
       (used in) operating activities:
       Fair value of common stock
          issued in connection with
          bridge financing                         --              --         1,250,050
       Depreciation and amortization            141,176         170,123         165,284
       (Increase) decrease in:
          Receivables, net                      (12,353)     (2,211,591)       (744,630)
          Costs and estimated earnings
              in excess of billings on
              uncompleted contracts             673,380          64,215        (657,681)
          Other current assets                  (96,016)          3,063         (56,528)
       Increase (decrease) in:
          Accounts payable                     (415,777)      2,510,817       3,026,424
          Billings in excess of costs and
              estimated earnings                 98,668        (226,495)      1,295,468
          Other current liabilities             (74,152)        (19,064)        (70,931)
          Deferred contract revenues               --              --           253,084
       Other, net                               (55,788)          2,260         274,604
                                            -----------     -----------     -----------

          Net cash provided by (used
              in) operating activities          445,800         644,898         537,905

Cash flows from investing activities:
    Capital expenditures                       (169,485)       (148,264)        (55,183)
    Proceeds from sale of investments            19,050            --              --
                                            -----------     -----------     -----------

          Net cash used in investing
              activities                       (150,435)       (148,264)        (55,183)

Cash flows from financing activities:
    Net borrowings (payments) under
       receivables factoring agreements         177,239        (408,889)           --
    Proceeds from notes payable to
       stockholders                                --              --           300,000
    Issuance of long-term debt                  173,585            --              --
    Principal payments
       on long-term debt, capital leases
       and other notes payable                 (439,303)       (348,947)       (567,430)
    Other                                       (60,325)       (101,828)       (321,030)
                                            -----------     -----------     -----------

          Net cash provided used in
              financing activities             (148,804)       (859,664)       (588,460)
                                            -----------     -----------     -----------


Net increase (decrease) in cash                 146,561        (363,030)       (105,738)

Cash, beginning of period                       482,418         628,979         265,949
                                            -----------     -----------     -----------


Cash, end of period                         $   628,979     $   265,949     $   160,211
                                            ===========     ===========     ===========



          See accompanying notes to these consolidated financial statements.


                                          F-6

                    AMERICAN INTERNATIONAL CONSOLIDATED, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued


                                                Year Ended April 30,
                                  ----------------------------------------------
                                     1995              1996              1997
                                  ----------        ----------       -----------

Supplemental disclosures:
    Interest paid                 $  197,661        $  184,277        $  307,846
    Income taxes paid             $     --          $     --          $    5,000
    Trade payable converted to
       long-term debt             $     --          $2,400,000        $     --
    Equipment acquired under
        capital leases            $   63,361        $     --          $   56,332
                                  ==========        ==========        ==========



       See accompanying notes to these consolidated financial statements.

                    AMERICAN INTERNATIONAL CONSOLIDATED, INC.
                                AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------------

Organization: The accompanying consolidated financial statements include the accounts of American International Consolidated, Inc. (AIC), a Delaware corporation, and its wholly-owned subsidiaries: C.H.O.A. Construction Company and L. Campbell Construction, Inc., (collectively "the Company"). Effective April 30, 1994, the Company acquired all the outstanding shares of AIC Management, Inc., a corporation wholly owned by the stockholders of the Company, for $1,015,000, consisting of 75,000 shares of the Company's common stock, with an assigned value of $44,000, and liabilities assumed totaling $971,000. This acquisition, which was accounted for in a manner which approximates the purchase method of accounting, gave no rise to goodwill. In June 1994, American International Construction , Inc., a Texas corporation, formed AIC as a wholly-owned subsidiary. Subsequent to this, the Texas corporation was merged into the Delaware corporation in a reverse tax-free exchange. Effective July 26, 1996, the Company changed its name from American International Construction, Inc. to American International Consolidated, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has equity investments in three limited liability companies. The Company's ownership in each of these companies is less than 50 percent and an unrelated third party is the managing member of each company. The Company accounts for its investment in these companies on the equity method of accounting.

The Company is primarily engaged in the design and erection of metal buildings for use as self-storage, commercial and cold storage facilities and fabrication of metal building components. The Company also participates in major construction projects as a general contractor.

Revenue and Cost Recognition: Profits and losses on construction and fabrication contracts are recorded on the percentage-of-completion method of accounting, measured by the percentage of contract costs incurred to date to estimated total contract costs for each contract. Contract costs include raw materials, direct labor, amounts paid to subcontractors and an allocation of overhead expenses. General and administrative costs are charged to expense as incurred. Anticipated losses on uncompleted construction contracts are charged to operations as soon as such losses can be estimated. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

The asset, "costs and estimated earnings in excess of billings on uncompleted contracts", represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings on uncompleted contracts", represents billings in excess of revenues recognized.

Cash: Cash includes all highly liquid investments with original maturities of less than three months.

Property and Equipment: Property and equipment is carried at cost. Property and equipment acquired through capital leases is stated at the present value of the future minimum lease payments at the inception of the lease. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases is amortized on the straight-line method over the lesser of the asset's estimated useful life or the term of the lease. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. The cost of maintenance and repairs are expensed as incurred; however, significant refurbishments or improvements are capitalized.

                    AMERICAN INTERNATIONAL CONSOLIDATED, INC.
                                AND SUBSIDIARIES



                   Notes To Consolidated Financial Statements


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
         ------------------------------------------------

Federal Income Taxes: AIC files a consolidated federal income tax return, which includes the results of its operations and those of its wholly-owned subsidiaries. The Company accounts for income taxes using the liability method, under which deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Income tax expense or benefit represents the current tax payable or refundable for the period plus or minus the tax effect of the net change in the deferred tax assets and liabilities.

Deferred Offering Costs: Direct costs incurred in connection with the Company's proposed offering of common stock have been capitalized in the accompanying balance sheets. Upon closing of the proposed offering, these costs, which amount to approximately $121,000 at April 30, 1997, will be applied as a reduction of the offering proceeds.

Deferred Financing Costs: Direct costs incurred in the origination of debt are capitalized and amortized over the related term of the debt on the interest method.

Use of Estimates: The preparation of the Company's consolidated financial statements, in conformity with generally accepted accounting principles, requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

The Company's financial statements are based on a number of significant estimates including the adequacy of the Company's allowance for doubtful accounts receivable and the determination of profits and losses on construction and fabrication contracts recorded on the percentage-of-completion method of accounting. The Company's estimates of profit or loss on construction and fabrication contracts are inherently imprecise and may change as the contracts move toward completion.

New Accounting Standards: The Financial Accounting Standards Board ("the FASB") issued SFAS No. 121 entitled, Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 specifies certain events and circumstances which indicate the cost of an asset or assets may be impaired, the method by which the evaluation should be performed and the method by which writedowns, if any, of the asset or assets are to be determined and recognized. SFAS No. 121 had no material impact on the Company's financial condition or operating results upon implementation.

The FASB issued SFAS No. 123 entitled, Accounting for Stock Based Compensation, effective for fiscal years beginning after December 15, 1995. This statement allows companies to choose to adopt the statement's new rules for accounting for employee stock-based compensation plans. For those companies which choose not to adopt the new rules, the statement requires disclosures as to what earnings and earnings per share would have been if the new rules had been adopted. SFAS No. 123 had no material impact on the Company's financial condition or operating results upon implementation.

In February 1997, the FASB issued SFAS No. 128 entitled, Earnings Per Share, effective for interim and annual periods after December 15, 1997. This statement replaces primary earnings per share with a newly defined earnings per share and modifies the computation of diluted earnings per share. The Company's basic and diluted earnings per share computed using the requirements of SFAS 128 are the same as primary earnings per share disclosed in the accompanying income statements.

In June 1997, the FASB issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

                    AMERICAN INTERNATIONAL CONSOLIDATED, INC.
                                AND SUBSIDIARIES



                   Notes To Consolidated Financial Statements


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
         ------------------------------------------------

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Net Income (Loss) Per Share and Common Stock Split: Net income (loss) per share is based upon the weighted average common shares outstanding. There were no common stock equivalents during the periods presented.

For purposes of determining the weighted average shares outstanding, the 500,100 shares of common stock issued in connection with notes payable to stockholders (see Note 8) were deemed to be outstanding beginning May 1, 1994.


NOTE 2 - GOING CONCERN
         -------------

The Company's loss for the year ended April 30, 1997, which includes a non-cash charge of $1,305,000 related to the Company's private placement of securities in July 1996 (see Note 8) and a non-recurring charge of $359,000 arising from the writeoff of capitalized offering costs, was approximately $4,197,000. As a result of these losses, the Company's working capital position and ability to generate sufficient cash flows from operations to meet its operating and capital requirements has deteriorated. These matters raise substantial doubt about the Company's ability to continue as a going concern without a substantial infusion of equity capital (see Note 18). The Company believes that it will be successful in removing the threat concerning its ability to continue as a going concern by adhering to closer and stricter scrutiny of its contract bids and utilizing the estimated minimum cash net proceeds of approximately $2.3 million from the proposed public offering to achieve profitability through lower interest and bonding costs and expanded volume. There is no assurance these results will occur even if the proposed public offering is consummated. If this does not occur, the Company will pursue other sources of financing, but there is no assurance any other source of financing will be available.

                    AMERICAN INTERNATIONAL CONSOLIDATED, INC.
                                AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements


NOTE 3 - CONCENTRATION OF CREDIT RISK
         ----------------------------

The Company provides construction services to commercial companies primarily in the continental United States which are principally concentrated in Texas and Florida. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company assesses its credit risk and provides an allowance for any accounts which it deems doubtful of collection.

The Company maintains deposits in banks which may exceed the amount of federal deposit insurance available. Management believes that the risk of any possible deposit loss is minimal.


NOTE 4 - PROPERTY AND EQUIPMENT
         ----------------------

Property and equipment consists of the following:



                                                           April 30,
                                              --------------------------------
                                                 1996                 1997
                                              -----------          -----------
Land                                          $   167,461          $   167,461
Buildings                                         834,944              834,944
Construction equipment                            213,575              232,898
Office equipment                                  583,877              553,631
Automobiles                                       296,471              286,471
                                              -----------          -----------
                                                2,096,328            2,075,405
Less appreciation and amortization               (910,487)            (943,333)
                                              -----------          -----------

                                              $ 1,185,841          $ 1,132,072
                                              ===========          ===========


NOTE 5 - CONSTRUCTION ACCOUNTS
         ---------------------

Costs and billings on uncompleted contracts consists of the following:

                                                                   April 30,
                                                     -----------------------------------
                                                         1996                  1997
                                                     -------------          ------------

Cost incurred on uncompleted contracts               $   7,739,410          $ 21,169,011
    Estimated earnings on uncompleted contracts          1,239,522             1,378,123
                                                      ------------          ------------
                                                         8,978,932            22,547,134
    Less: Billings to date                              (8,594,831)          (22,800,820)
                                                      ------------          ------------

                                                      $    384,101          $   (253,686)
                                                      ============          ============
    Included in the accompanying
    consolidated balance sheets under
    the following captions:
       Costs and estimated earnings in excess of
          billings on uncompleted contracts           $    645,420          $  1,303,101
       Billings in excess of costs and estimated
          earning on uncompleted contracts                (261,319)           (1,556,787)
                                                      ------------          ------------


                                                      $    384,101          $   (253,686)
                                                      ============          ============

                                          F-11

                    AMERICAN INTERNATIONAL CONSOLIDATED, INC.
                                AND SUBSIDIARIES



                   Notes To Consolidated Financial Statements


NOTE 6 - CONTRACTS RECEIVABLE
         ---------------------

Contracts receivable consisted of the following:

                                                          April 30,
                                             ---------------------------------
                                                1996                   1997
                                             -----------           -----------

Completed contracts                          $ 1,458,204           $   612,941
Uncompleted contracts                          3,158,551             3,888,280
Retainage                                        337,523             1,176,603
                                             -----------           -----------
                                               4,954,278             5,677,824
Less: Allowance for doubtful accounts            (79,857)              (40,504)
                                             -----------           -----------


                                             $ 4,874,421           $ 5,637,320
                                             ===========           ===========


NOTE 7 - NOTES PAYABLE
         --------------

The Company had a credit line with a financing company under which certain of the Company's contract receivables were purchased at a discount of 9%. The Company was refunded a portion of the discount provided the receivable was collected promptly. The agreement was guaranteed by the Company's four principal stockholders, all of whom are officers, and three of whom are directors of the Company. This credit line was terminated effective April 24, 1996.


NOTE 8 - NOTES PAYABLE TO STOCKHOLDERS
         -----------------------------

In July 1996, the Company issued an aggregate of 500,100 shares of Common Stock, and agreed to issue 3,000,000 Warrants upon the closing of the Company's initial public offering, and $300,000 aggregate face amount of unsecured promissory notes, payable in a balloon payment plus accrued interest at 10 percent per annum due on the earlier of April 24, 1997 or the closing of any public debt or equity offering by the Company or the closing of any transaction in which the Company's securities are exchanged for securities of a public entity. The warrants are exercisable at $5.00 per share for a period of five years beginning with the effective date of the registration statement filed by the Company with the Securities and Exchange Commission. The warrants, when and if issued, may be redeemed by the Company at at price of $.01 per share, provided the closing bid price of the Company's common stock is in excess of 150 percent of the then exercise price for all 20 trading days preceding the notice of redemption. The Company incurred a charge to earnings of approximately $1,005,000 which represents the amount by which the fair value of the 500,100 shares issued to the note holders exceeded the face amount of the promissory notes. This excess was charged to expense as opposed to being capitalized as direct financing costs because it was deemed unrecoverable. An additional $300,000 of expense was recognized during the year ended April 30, 1997, which represented the amortization of the discount on the promissory notes. The discount on the promissory notes is being amortized on the interest method over the term of the notes. The effective interest rate on the notes, plus the fair value of the common stock issued to the note holders, amounted to 580%.

                    AMERICAN INTERNATIONAL CONSOLIDATED, INC.
                                AND SUBSIDIARIES



                   Notes To Consolidated Financial Statements


NOTE 9 - LONG-TERM DEBT
         --------------

Long-term debt consisted of the following:
                                                               April 30,
                                                      -------------------------
                                                          1996          1997
                                                      -----------    ----------


     Note  payable  to  supplier,  due  in  weekly
     installments of $11,537,  including  interest
     at prime  plus 1% (9.5%  at April  30,  1997)
     through   April   30,   2001.   The  note  is
     collateralized     by    certain     contract
     receivables,   inventory,   equipment,  land,
     buildings and substantially all shares of the
     Company's   common   stock.   The   note   is
     guaranteed  by  four   stockholders   of  the
     Company.                                          $2,400,000    $2,002,536

     Note  payable  to  a  bank,  due  in  monthly
     install ments of $4,907,  including  interest
     at 10% through  June 1998 when the  remaining
     principal is due. The note is  collateralized
     by  the  Company's  land  and  buildings  and
     guaranteed by three principal stockholders of
     the Company.                                          289,153      254,932

     Note  payable  to  a  bank,  due  in  monthly
     install ments of $1,175,  including  interest
     at 10% with a final  payment of principal and
     interest  due the  earlier  of 30 days  after
     consummation of a proposed public offering or
     June 5, 1998. The note is collateralized by a
     second  lien  on  the   Company's   land  and
     buildings and  guaranteed by three  principal
     stockholders of the Company.                           83,416       76,726

     Real  estate  note  payable,  due in  monthly
     installments of $1,018, including interest at
     8.7%,  through  October 1998. The note is col
     lateralized  by a first  lien on a portion of
     the Company's land.                                    26,556       15,335

     Demand notes  payable to the State of Florida
     for sales  and use tax,  payable  in  monthly
     installments of $7,930, including interest at
     12%.                                                  135,042       45,177

     Other equipment and automobile notes                    1,228         --
                                                         ---------    ---------
                                                         2,935,395    2,394,706

     Less: Current portion                                (535,390)  (2,099,761)
                                                        ----------   ----------

                                                        $2,400,005   $  294,945
                                                        ==========   ==========

                    AMERICAN INTERNATIONAL CONSOLIDATED, INC.
                                AND SUBSIDIARIES



                   Notes To Consolidated Financial Statements


NOTE 9 - LONG-TERM DEBT (continued)
         --------------

The note payable to supplier includes various financial covenants which require, among other things, the Company to limit its capital expenditures, without prior approval of the supplier, to $120,000 annually; to submit audited financial statements within 90 days of year-end; to maintain certain balance requirements on trade payables to this supplier; to prohibit the payment of dividends; to maintain a ratio of current assets to current liabilities of at least .60 to 1; and to maintain earnings before interest expense of at least 1.5% of gross revenues. The Company is in violation of certain of these debt covenants, and has received a waiver of such violations through December 31, 1997. Accordingly, the outstanding balance of the note payable to supplier is classified as current in the accompanying consolidated balance sheets as of April 30, 1997. The Company also had trade payables due this supplier of $1,065,825 and $1,683,688 at April 30, 1996 and 1997, respectively.

Scheduled maturities of long-term debt are as follows:

         Year Ending April 30,
         ---------------------


                1998                     $     531,511
                1999                           772,472
                2000                           525,070
                2001                           565,653
                                         -------------

                                         $   2,394,706
                                         =============


NOTE 10 - CONTINGENCIES
          -------------

The owner of one of the Company's construction projects has disputed some of the costs charged to a job which was completed in the fourth quarter of fiscal 1996. The Company settled this dispute during November 1996 for $125,000, resulting in a reduction in amounts due from this owner by $201,000 during the second quarter of fiscal 1997.

The owner of another construction project has notified the Company of a claim arising from work performed by the Company, and the Company has in turn filed a claim with its insurance company. The total amount of loss expected to arise from this claim ranges from zero to $200,000. The ultimate amount of the loss is dependent on a variety of circumstances, including what amount, if any, the Company's insurance company will pay on its claim. The Company has accrued a loss of $45,000 at April 30, 1997 in connection with this claim.

Additionally, the Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition, liquidity or results of operations.


NOTE 11 - STOCKHOLDERS' EQUITY
          --------------------

The  Company  may  issue  one or more  series  of  preferred  stock,  with  such
designations,   preferences,  rights,  dividends  and  restrictions  as  may  be determined by the Board of Directors.

                    AMERICAN INTERNATIONAL CONSOLIDATED, INC.
                                AND SUBSIDIARIES



                   Notes To Consolidated Financial Statements


NOTE 12 - FEDERAL INCOME TAXES
          --------------------

Deferred tax assets and liabilities as of April 30, 1996 consisted of the following:

                                                     Current             Noncurrent               Total
                                                    ---------            ----------             --------
Deferred tax assets:
   Net operating loss carryforwards                 $ 157,000             $    --               $ 157,000
   Deferred compensation and other accruals            27,700                  --                  27,700
   Other, net                                          62,300                  --                  62,300
                                                    ---------             ---------             ---------
     Total deferred tax asset                         247,000                  --                 247,000

Less:  Valuation allowance                           (210,000)                 --                (210,000)
                                                    ---------             ---------             ---------

Deferred tax asset, net                                37,000                  --                  37,000
                                                    ---------             ---------             ---------

Deferred tax liability - accumulated
  depreciation                                           --                 (37,000)              (37,000)
                                                    ---------             ---------             ---------

                                                    $  37,000             $ (37,000)            $    --
                                                    =========             =========             =========

Deferred tax assets and liabilities as of April 30, 1997 consisted of the following:

                                            Current              Noncurrent             Total
                                            -------              ----------             -----
Deferred tax assets:
   Net operating loss carryforwards            --                 748,000                748,000
   Other, net                                 38,000                 --                   38,000
                                            --------             --------               --------
        Total deferred tax asset              38,000              748,000                786,000

Less:  Valuation allowance                    (1,000)            (748,000)              (749,000)
                                            --------             --------               --------

Deferred tax asset, net                       37,000                --                    37,000

Deferred tax liability - accumulated
   depreciation                                --                 (37,000)               (37,000)
                                            --------             --------               --------

                                            $ 37,000             $(37,000)               $   --
                                            ========             ========               ========

The Company had net operating loss carryforwards (NOL's) for federal income purposes of approximately $2,000,000 at April 30, 1997. If unused, these NOL's will expire in 2012. The change in the valuation allowance from April 30, 1996 to April 30, 1997 relates primarily to the increase in the NOL from April 30, 1996 to April 30, 1997. If the Company's initial public offering is completed during the fiscal year ending April 30, 1998, the combination of warrants to acquire common stock and common stock issued may cause a change in control as defined in Internal Revenue Code Section 382. If a change in control does occur, then the utilization of the Company's NOLs may be limited.

                    AMERICAN INTERNATIONAL CONSOLIDATED, INC.
                                AND SUBSIDIARIES



                   Notes To Consolidated Financial Statements
             (Information Subsequent to April 30, 1997 is Unaudited)

NOTE 13 - EMPLOYEE BENEFIT PLANS
          ----------------------

The Company sponsors a 401(k) plan (the Plan) which covers substantially all of its employees meeting minimum age and service requirements. The Plan provides for elective contributions by employees up to the lesser of 15% of the employee's compensation or the maximum limit allowed by tax regulations. Under the terms of the Plan, the Company makes matching contributions equal to 25% of the first 6% of each employee's elective contributions to the Plan. In addition, the Company may make discretionary contributions up to 15% of total participant compensation. During the years ended April 30, 1995, 1996 and 1997, the Company made contributions to the Plan of $25,692, $24,626 and $37,142, respectively.

NOTE 14 - INCENTIVE STOCK OPTION PLAN
          ---------------------------

The Company has a Stock Option Plan (the Option Plan) which allows the Company to grant certain officers, employees, and other individuals options to purchase 200,000 shares of the Company's common stock. No stock options had been granted pursuant to the Option Plan as of April 30,1997.

Options granted pursuant to the Option Plan may be "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, or "non-qualified stock options," which are options that do not meet the requirements of Section 422. Incentive options may be granted only to key employees of the Company, as defined in the Option Plan, and non-qualified options may be granted to both key employees and other persons, other than an employee of the Company, who are committed to the interests of the Company.

The Option Plan expires November 21, 2004, except as to options previously granted and outstanding under the Option Plan at that time.

On January 14, 1997, the Company approved the issuance, effective upon the completion of its initial public Offering, of options to purchase an aggregate of 172,000 shares of the Company's Common Stock to employees of the Company pursuant to the Company's 1994 Stock Option Plan. The exercise price of these options, when and if issued, is $5 per share, which is the offering price of shares in this Offering. One fourth of the options granted become exercisable on each of the first, second, third and fourth anniversaries of the completion of the Offering, and all of these options expire on the fifth anniversary of the completion of the Offering.


NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS
          -----------------------------------

The Company's financial instruments consist of trade receivables, trade payables and various notes payable to banks, stockholders and a supplier. The Company believes the carrying value of these financial instruments approximate their estimated fair value.

                    AMERICAN INTERNATIONAL CONSOLIDATED, INC.
                                AND SUBSIDIARIES



                   Notes To Consolidated Financial Statements



NOTE 16 - RELATED PARTY TRANSACTIONS
          --------------------------

The Company has a 37.5% ownership interest in U.S. Storage/Westheimer G.P., L.C. ("Westheimer LLC"), a Texas limited liability company; and, a 24.5% ownership interest in both U.S. Storage/Woodlands #1 G.P., L.C. ("Woodlands LLC") and U.S. Storage/Atascocita G.P., L.C. ("Atascocita LLC"), each a Texas limited liability company. Westheimer LLC, Woodlands LLC, and Atascocita LLC are 45% owners in U.S. Storage/Westheimer, Ltd.; U.S. Storage/Woodlands #1, Ltd.; and, U.S. Storage Atascocita, Ltd., respectively. These entities ("the Partnerships") are Texas limited liability partnerships which were formed to construct and operate mini-storage facilities.

The Company was engaged by the Partnerships to construct three separate mini-storage facilities and three major stockholders of the Company guaranteed bank debt of the Partnerships. Revenues derived from the Partnerships aggregated $2,053,140 during fiscal 1997. The gross profit from these construction contracts, aggregating $253,084 at April 30, 1997, is being deferred until the Partnerships sell the mini-storage facilities or the Company disposes of its ownership interests in the Partnerships, provided the Company's major stockholders are released from their guarantees of the bank debt owed by the Partnerships. The Partnerships owed the Company $459,308 at April 30, 1997, as a result of these construction contracts.


NOTE 17 - MAJOR CUSTOMERS
          ---------------

The following is a summary of customers accounting for ten percent (10%) or more of the Company's revenues and trade accounts receivable for the periods and dates indicated:

                                       Revenues
                          ------------------------------------
                                   Year Ended April 30,
                          ------------------------------------
                           1995           1996          1997
                          ------         -----           -----

Customer A                 19.8%         26.0%           21.7%
Customer B                 --              --             --
Customer C                 10.2            --             --
Customer D                 --              --             --
Customer E                 --              --            14.6
Customer F                 --              --             --
Customer G                                 --             --
                           ----            ----           ----

                           30.0%         26.0%           36.3%
                           ====          ====            ====


                                       Receivables
                        --------------------------------------
                                        April 30,
                        --------------------------------------
                          1995            1996           1997
                        ------            -----          -----

Customer A                20.0%           11.0%           24.6%
Customer B                                 --             12.3
Customer C                 --              --              --
Customer D                13.0             --              --
Customer E                 --              --              --
Customer F                 --              --              --
Customer G                                 --              --
                        ------           -----            ----

                          33.0%           11.0%           36.9%
                        =======          =====           =====

                    AMERICAN INTERNATIONAL CONSOLIDATED, INC.
                                AND SUBSIDIARIES



                   Notes To Consolidated Financial Statements


NOTE 18 - INITIAL PUBLIC OFFERING
          -----------------------

The Company is preparing to register the sale of a minimum of 580,000 shares of common stock and 580,000 warrants with the Securities and Exchange Commission as part of an initial public offering. Each warrant is exercisable to purchase one share of common stock at an exercise price of $5.00 per share. The Company intends to offer these securities in a public offering through two underwriters on a "firm commitment basis". If the offering is consummated, the Company will sell to the underwriters and/or their designees, for an aggregate price of $10, underwriters' warrants to purchase up to a maximum of 58,000 shares of common stock and 58,000 warrants. The warrants received upon exercise of the underwriters' warrants are exercisable at $5.00 per share during the four year period commencing one year after the effective date of the registration statement concerning the offering. The Company has granted registration rights with respect to the common stock and warrants underlying the underwriters' warrants.

                    AMERICAN INTERNATIONAL CONSOLIDATED, INC.
                                AND SUBSIDIARIES

                          INDEPENDENT AUDITOR'S REPORT
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE



To the Stockholders
American International Consolidated, Inc.
Houston, Texas

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of American International Consolidated Inc. and subsidiaries included in this Annual Report and have issued our report thereon dated July 23, 1997. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying financial statement schedule (Schedule II Consolidated Valuation and Qualify Accounts) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange
Commission's rules and is not part of the basic consolidated financial statements. This consolidated financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects with the financial data required to be set forth thereon in relation to the basic consolidated financial statements taken as a whole.



/s/  HEIN + ASSOCIATES
HEIN + ASSOCIATES LLP
Certified Public Accountants

Houston, Texas
July 23, 1997


                                          AMERICAN INTERNATIONAL CONSOLIDATED, INC.
                                                      AND SUBSIDIARIES
                                Schedule II - Consolidated Valuation and Qualifying Accounts



                                          Balance at         Charged to                             Balance
                                          Beginning          Costs and                               End of
          Description                      of Year            Expenses           Write-Offs           Year
-----------------------------------       ----------         -----------         ----------         --------

Year Ended April 30, 1995 allowance        $106,594           $ 47,919           $ 57,460           $ 97,053
    for doubtful accounts

Year ended April 30, 1996 allowance        $ 97,053           $ 61,504           $ 78,700           $ 79,857
    for doubtful accounts

Year ended April 30, 1997 allowance        $ 79,859           $428,384           $467,737           $ 40,504
    for doubtful accounts


                              See accompanying notes to these consolidated financial statements.


                                                            S-2




                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AMERICAN INTERNATIONAL CONSOLIDATED INC.


Date: November 19, 1997                By:  /s/ John T. Wilson
     ------------------               ------------------------------------------
                                       John T. Wilson, Chief Executive Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                Title                                     Date
----------                                -----                                     ----


  /s/ John T. Wilson            Chief Executive Officer and                    November 19, 1997
------------------------        Director
John T. Wilson



  /s/ Danny R. Clemons          President/Mini-Warehouse Division              Novmeber 19, 1997
------------------------        and Director
Danny R. Clemons



  /s/ Ralph L. Farrar           President/Metal Buildings Division,            November 19, 1997
------------------------        Secretary and Director
Ralph L. Farrar



  /s/ Jim W. Williams           Chief Financial Officer, Vice President/       November 19, 1997
-------------------------       Finance, Principal Financial Officer,
Jim W. Williams                 Principal Accounting Officer, and
                                Assistant Secretary


  /s/ Louis S. Carmisciano      Director                                       November 19, 1997
--------------------------
Louis S. Carmisciano
